Form 10-Q/A
period 1993-06-30
MICHIGAN NATIONAL CORP
filed 1994-01-10
CIK 65660

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C., 20549

                                 FORM 10-Q - A

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         MICHIGAN NATIONAL CORPORATION
               (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 2

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 as set forth in the pages attached hereto:

    o Part I, Item 1. Financial Statements
    o Part I, Item 2. Management's Discussion & Analysis
                      Financial Review
                      Non-Interest Income and Non-Interest Expense
                      Tables 1, 2, 3, 5, 6, 11, 12, 13, 14, 15, 16,
                             17, & 18
    o Part I, Exhibit 11, Computation of Earnings Per Share

These amended items reflect the postponement, for accounting purposes, of the recognition of a sale of mortgage servicing rights from June of 1993 to November of 1993. As a result, second and third quarter earnings have been restated to reflect the delayed recognition of the gain on sale for accounting purposes. Substantially all of the gain on sale will be recognized in the fourth quarter of 1993.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICHIGAN NATIONAL CORPORATION
                                        (Registrant)



January 10, 1994                        Eric D. Booth
                                        Executive Vice President
                                        (Chief Financial Officer)


January 10, 1994                        Robert V. Panizzi
                                        First Vice President and Controller
                                        (Chief Accounting Officer)


MICHIGAN NATIONAL CORPORATION           CONSOLIDATED STATEMENT OF INCOME             This is a revised schedule.  Revised per
   AND SUBSIDIARIES                              (UNAUDITED)                         form 10Q-A dated January 10, 1994


- -------------------------------------------------------------------------------------------------------------------------------
                                                                                            THREE MONTHS ENDED       INCREASE
                                                                                                JUNE 30             (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                              1993         1992
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

  Interest-bearing deposits with banks                                                    $  1,220     $  2,093      $    (873)
  Federal funds sold and resale agreements                                                   2,707        3,806         (1,099)
  Money market investments                                                                      50           80            (30)
  Investment securities                                                                     24,081       32,726         (8,645)
  Trading securities                                                                         1,514        2,175           (661)
  Loans and lease financing, including related fees                                        142,225      144,824         (2,599)

  Income from covered assets                                                                              3,700         (3,700)
  FDIC assistance                                                                                           991           (991)
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL GUARANTEED YIELD ON COVERED ASSETS                                                              4,691         (4,691)
  Note receivable-FDIC                                                                       5,794        9,576         (3,782)
- -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                   177,591      199,971        (22,380)

INTEREST EXPENSE
  Money market accounts                                                                     14,806       19,077         (4,271)
  Savings deposits                                                                           7,517        7,979           (462)
  Time deposits < $100,000                                                                  41,131       51,988        (10,857)
  Time deposits > $100,000                                                                   8,096       13,696         (5,600)
  Short-term borrowings                                                                      3,907        8,114         (4,207)
  Long-term debt                                                                             1,629        1,812           (183)
  FDIC assistance                                                                           (3,404)      (3,408)             4
- -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                   73,682       99,258        (25,576)
   NET INTEREST INCOME                                                                     103,909      100,713          3,196
   PROVISION FOR POSSIBLE CREDIT LOSSES                                                     12,494       18,418         (5,924)
- -------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE CREDIT LOSSES                                                                  91,415       82,295          9,120
- -------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                            34,026       32,454          1,572
 Trust and investment services income                                                        4,837        4,303            534
 Gains (losses) from sale of mortgage servicing rights                                          53        3,449         (3,396)
 Securities gains (losses)                                                                     160         (250)           410
 Other income                                                                               16,598       11,506          5,092
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                               55,674       51,462          4,212

NON-INTEREST EXPENSE
 Salaries and wages                                                                         44,586       42,163          2,423
 Other employee benefits                                                                    13,257       11,466          1,791
 Net occupancy expense                                                                       7,529        7,542            (13)
 Equipment expense                                                                          10,600        9,827            773
 Outside services                                                                            8,052        6,255          1,797
 Defaulted loan expense, net                                                                 2,819        2,863            (44)
 Amortization of purchased mortgage servicing rights  (Note B)                              21,654        6,877         14,777
 Other expenses                                                                             29,690       25,298          4,392
- --------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                             138,187      112,291         25,896
- --------------------------------------------------------------------------------------------------------------------------------
    INCOME (LOSS) BEFORE INCOME TAXES                                                        8,902       21,466        (12,564)
     Income tax provision   (Note L)                                                                      2,247         (2,247)
- -------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                                            $  8,902     $ 19,219      $ (10,317)
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

The Consolidated Statement of Income is continued on the next page.
                                       1

MICHIGAN NATIONAL CORPORATION           CONSOLIDATED STATEMENT OF INCOME           This is a revised schedule.  Revised per
   AND SUBSIDIARIES                      (UNAUDITED) continued                     form 10Q-A dated January 10, 1994


- -------------------------------------------------------------------------------------------------------------------------------
                                                                                            THREE MONTHS ENDED       INCREASE
                                                                                                  JUNE 30           (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                              1993         1992
- -------------------------------------------------------------------------------------------------------------------------------
PRIMARY AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE                                 $0.58        $1.28         $(0.70)
- -------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                                           15,225       15,049            176
- -------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                     $0.50        $0.50
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current year presentation.

Previously reported amounts for income tax provision and net income for the Three months ended June 30,1992 have been restated for the effects of a change in accounting principle. Effective January 1, 1992, the Corporation adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

See notes to consolidated financial statements.

MICHIGAN NATIONAL CORPORATION        CONSOLIDATED STATEMENT OF INCOME              This is a revised schedule.  Revised per
   AND SUBSIDIARIES                           (UNAUDITED)                           form 10Q-A dated January 10, 1994


- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                SIX MONTHS ENDED     INCREASE
                                                                                                    JUNE 30         (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                              1993         1992
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest-bearing deposits with banks                                                    $  2,194     $  3,285      $  (1,091)
  Federal funds sold and resale agreements                                                   6,796        7,727           (931)
  Money market investments                                                                      94          139            (45)
  Investment securities                                                                     48,603       66,065        (17,462)
  Trading securities                                                                         3,279        3,746           (467)
  Loans and lease financing, including related fees                                        275,834      288,998        (13,164)

  Income from covered assets                                                                              8,680         (8,680)
  FDIC assistance                                                                                         2,876         (2,876)
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL GUARANTEED YIELD ON COVERED ASSETS                                                             11,556        (11,556)
  Note receivable-FDIC                                                                      11,935       19,991         (8,056)
- -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                   348,735      401,507        (52,772)

INTEREST EXPENSE
  Money market accounts                                                                     30,519       38,519         (8,000)
  Savings deposits                                                                          14,732       16,957         (2,225)
  Time deposits < $100,000                                                                  84,948      105,107        (20,159)
  Time deposits > $100,000                                                                  17,541       29,660        (12,119)
  Short-term borrowings                                                                      8,289       16,936         (8,647)
  Long-term debt                                                                             3,265        3,704           (439)
  FDIC assistance                                                                           (6,933)      (6,580)          (353)
- -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                  152,361      204,303        (51,942)
   NET INTEREST INCOME                                                                     196,374      197,204           (830)
   PROVISION FOR POSSIBLE CREDIT LOSSES                                                     25,000       36,782        (11,782)
- -------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE CREDIT LOSSES                                                                 171,374      160,422         10,952
- -------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                            63,043       65,132         (2,089)
 Trust and investment services income                                                        9,980        9,199            781
 Gains (losses) from sale of mortgage servicing rights                                          53        3,437         (3,384)
 Securities gains (losses)                                                                   6,128        1,665          4,463
 Other income                                                                               27,897       25,675          2,222
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                              107,101      105,108          1,993

NON-INTEREST EXPENSE
 Salaries and wages                                                                         89,146       81,403          7,743
 Other employee benefits                                                                    26,247       23,399          2,848
 Net occupancy expense                                                                      14,866       15,218           (352)
 Equipment expense                                                                          21,314       18,992          2,322
 Outside services                                                                           15,787       13,190          2,597
 Defaulted loan expense, net                                                                 6,300        7,159           (859)
 Amortization of purchased mortgage servicing rights    (Note B)                            80,994       13,500         67,494
 Other expenses                                                                             59,717       52,054          7,663
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                             314,371      224,915         89,456
- -------------------------------------------------------------------------------------------------------------------------------

    INCOME (LOSS) BEFORE INCOME TAXES                                                      (35,896)      40,615        (76,511)
     Income tax provision    (Note L)                                                                     4,252         (4,252)
- -------------------------------------------------------------------------------------------------------------------------------
    INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE             (35,896)      36,363        (72,259)
    Cumulative Effect of a Change in Accounting Principle                                                 6,265         (6,265)
- -------------------------------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                                                     $(35,896)    $ 42,628      $ (78,524)
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------

The Consolidated Statement of Income is continued on the next page.

MICHIGAN NATIONAL CORPORATION        CONSOLIDATED STATEMENT OF INCOME                     This is a revised schedule.  Revised per
   AND SUBSIDIARIES                      (UNAUDITED) continued                            form 10Q-A dated January 10, 1994


- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                SIX MONTHS ENDED     INCREASE
                                                                                                    JUNE 30         (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                              1993         1992
- -------------------------------------------------------------------------------------------------------------------------------
PRIMARY AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE
   Income (Loss) before cumulative effect of accounting change                              $(2.39)       $2.42        $(4.81)
       Cumulative effect of accounting change                                                             $0.42        $(0.42)
    Net income (Loss)                                                                       $(2.39)       $2.84        $(5.23)
- -------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                                           15,018       15,029           (11)
- -------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                     $1.00        $1.00
- -------------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current year presentation.

Previously reported amounts for income tax provision and net income for the Three months ended June 30,1992 have been restated for the effects of a change in accounting principle. Effective January 1, 1992, the Corporation adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

See notes to consolidated financial statements.

                                                                 This is a revised schedule.  Revised
                                                                 per form 10Q-A dated January 10, 1994.

MICHIGAN NATIONAL CORPORATION                                    CONSOLIDATED STATEMENT OF CONDITION
AND SUBSIDIARIES                                                 (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------

                                                                        JUNE 30,         DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                   1993               1992
- -------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                                                  $   513,483        $   547,697
 Federal funds sold and resale agreements                                     300,250            466,298
- -------------------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                            813,733          1,013,995

 Interest-bearing deposits with banks                                          34,045            136,565
 Money market investments                                                       8,403              6,469
 Trading securities                                                           181,559             79,668
 Investments available for sale (Note F)                                       55,719            189,880
 Investment securities, (market value of $1,462,052 and $1,348,098 at 06/30/93 and 12/31/92, respectively) (Note F)
    Mortgage-backed securities                                              1,148,808          1,049,303
    Government and other securities                                           267,556            256,371
 Covered assets and FDIC assistance  (Note G)                                                     18,524
 Residential mortgages held for sale (Note H)                                 609,094            670,800
 Loans and lease financing (Note H)                                         6,337,225          6,057,593
- -------------------------------------------------------------------------------------------------------------
   Total Loans and Lease Financing                                          6,946,319          6,746,917
   Less:  Unearned income                                                     (17,450)           (15,869)
   Less:  Allowance for possible credit losses                               (185,399)          (175,471)
- -------------------------------------------------------------------------------------------------------------
   Net Loans and Lease Financing                                            6,743,470          6,555,577

 Note receivable-FDIC                                                         462,535            624,828
 Premises and equipment, net                                                  205,409            202,056
 Due from customers on acceptances                                                926                183
 Accrued income receivable                                                     72,836             69,111
 Purchased mortgage servicing rights, net (Note B)                             81,968            155,083
 Capitalized excess service fees, net (Note B)                                 13,334             22,277
 Property from defaulted loans, net                                           129,678            151,561
 Other assets                                                                 297,182            150,397
- -------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                          $10,517,161        $10,663,324
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

The Consolidated statement of condition is continued on the next page.

                                                                         This is a revised schedule.  Revised
                                                                         per form 10Q-A dated January 10, 1994.

MICHIGAN NATIONAL CORPORATION                                            CONSOLIDATED STATEMENT OF CONDITION
AND SUBSIDIARIES                                                               (UNAUDITED)  continued
- -------------------------------------------------------------------------------------------------------------
                                                                        JUNE 30,         DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                   1993               1992
- -------------------------------------------------------------------------------------------------------------
LIABILITIES
  Non-interest bearing demand deposits                                    $ 1,914,325        $ 1,787,771
  Interest-bearing deposits:
     Money market accounts                                                  2,088,843          2,168,453
     Savings deposits                                                       1,124,006          1,026,132
     Time deposits < $100,000                                               2,765,156          2,996,756
     Time deposits > $100,000                                                 720,334            996,181
- -------------------------------------------------------------------------------------------------------------
     Total Deposits                                                         8,612,664          8,975,293

 Short-term borrowings  (Note I)                                              654,351            528,094
 Customer acceptances outstanding                                                 926                183
 Accrued liabilities                                                          409,060            271,328
 Long-term debt                                                                81,312             82,651
- -------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                       9,758,313          9,857,549

Contingencies and Commitments  (Notes E and J)

SHAREHOLDERS' EQUITY (NOTE K)
  Preferred stock, authorized 6,000,000 shares:
     6% cumulative, convertible, $36 stated value, no shares
     authorized at June 30, 1993, 166,667 shares authorized at
     December 31, 1992; Series B junior participating,
    $10 par value, authorized 500,000 shares, none outstanding                                     6,000
  Common stock,  $10 par value, authorized  50,000,000 shares                 151,197            149,079
  Surplus                                                                     193,742            185,759
  Retained earnings                                                           431,921            482,949
  Note receivable-ESOP                                                        (18,012)           (18,012)
- -------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                758,848            805,775

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $10,517,161        $10,663,324
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------
 Preferred stock outstanding                                                                     166,667
 Common stock outstanding                                                  15,119,658         14,907,895
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.
Certian prior period amounts were reclassified in order to conform to current year presentation.

                                                                        This is a revised schedule.  Revised
                                                                        per form 10Q-A dated January 10, 1994

MICHIGAN NATIONAL CORPORATION                                           CONSOLIDATED STATEMENT OF CHANGES
AND SUBSIDIARIES                                                        IN SHAREHOLDERS' EQUITY
                                                                             (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------------
                                           CONVERTIBLE                                         NOTE
                                            PREFERRED       COMMON                RETAINED  RECEIVABLE
(IN THOUSANDS)                                STOCK          STOCK     SURPLUS    EARNINGS     ESOP            TOTAL
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1992                       $ 6,000    $146,372    $181,527    $446,811     $(20,812)    $759,898
  Net income                                                                        42,628 (1)                42,628
  Common stock issued, net                                   1,199       1,542 (1)                             2,741

  Cash dividends
     Common stock                                                                  (14,717)                  (14,717)
     Convertible preferred stock                                                      (180)                     (180)
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1992                           6,000     147,571     183,069     474,542      (20,812)    $790,370
- -----------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1993                       $ 6,000    $149,079    $185,759    $482,949     $(18,012)     805,775
  Net income / (loss)                                                              (35,896)                  (35,896)
  Unrealized loss on marketable
  equity securities                                                                     12                        12
  Common stock issued, net                                     918       3,183                                 4,101
  Conversion of preferred stock                 (6,000)      1,200       4,800
  Cash dividends
     Common stock                                                                  (15,054)                  (15,054)
     Convertible preferred stock  (Note L)                                             (90)                      (90)
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1993                                     151,197     193,742     431,921      (18,012)    $758,848
- -----------------------------------------------------------------------------------------------------------------------

(1)  Previously reported amounts for the first six months of 1992 have been
     restated for the effect of a change in accounting principle.   Effective
     January 1, 1992, the Corporation adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                                                                       This is a revised schedule.  Revised
                                                                       per form 10Q-A dated January 10, 1994

MICHIGAN NATIONAL CORPORATION              CONSOLIDATED STATEMENT OF CASH FLOWS
 AND SUBSIDIARIES                                       (UNAUDITED)


- ---------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30  (IN THOUSANDS)                                                      1993          1992
- ---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                 $ (35,896)    $  42,628
  Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
    Provision for possible credit losses                                                        25,000        36,782
    Depreciation and amortization expense                                                      111,983        32,586
    Net amortization (accretion) associated with investment securities                             (24)          869
    Write-downs of property from defaulted loans                                                 4,403         6,847
    Net Deferred Income Taxes                                                                  (28,694)      (13,355)
    Gain from sale of securities                                                                (6,127)       (1,665)
    Gain from sale of mortgage servicing rights                                                    (53)       (3,437)
    (Gain) Loss from sale of property from defaulted loans                                      (1,887)       (1,532)
    (Increase) decrease in operating assets:
        Trading account securities                                                            (101,891)     (125,790)
        Accrued interest receivable                                                             (3,725)        5,597
        Residential mortgages held for sale                                                     61,706      (127,086)
        Pending investment and trading securities sales                                        (57,598)       47,018
        Capitalized excess service fees                                                         (3,469)       (5,603)
        Other assets                                                                          (115,401)       16,832
    Increase (decrease) in operating liabilities:
        Accrued interest payable                                                                (2,705)         (891)
        Pending investment and trading securities purchases                                     32,955       (28,196)
        Accrued liabilities                                                                    161,232       (16,084)
    Other, net                                                                                   1,126         1,517
- ---------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     $  40,935     $(132,963)
- ---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Payments for:
     Purchase of investment securities                                                       $(373,978)    $(268,692)
     Purchase of premises and equipment                                                        (16,238)      (17,737)
     Purchase of mortgage servicing rights                                                      (7,879)      (12,242)
     Capital expenditures on property from defaulted loans                                      (2,251)       (1,335)
Purchase of subsidiary, net of cash and cash equivalents acquired                                3,373      (194,079)
  Proceeds from:
     Sale of investment securities                                                             202,091        79,212
     Principal collection of investment securities                                             215,967       252,329
     Sale of premises and equipment                                                                 75           469
     Sale of mortgage servicing rights                                                                             8
     Sales and principal collection of property
        from defaulted loans                                                                    25,357        22,049
  Net decrease (increase) in:
      Interest-bearing deposits with banks                                                     102,520       (38,064)
      Money market investments                                                                  (1,934)          712
      Loans and lease financing                                                               (216,618)       79,794
      Covered assets and FDIC assistance                                                        18,410       147,372
      Note receivable-FDIC                                                                     162,293       105,491
- ---------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                            $ 111,188     $ 155,287
- ---------------------------------------------------------------------------------------------------------------------
The Consolidated Statement of Cash Flows is continued on the next page.


                                                                    This is a revised schedule.  Revised
                                                                    per form 10Q-A dated January 10, 1994

MICHIGAN NATIONAL CORPORATION                CONSOLIDATED STATEMENT OF CASH FLOWS
 AND SUBSIDIARIES                                       (UNAUDITED)

- ---------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30  (IN THOUSANDS)                                                      1993          1992
- ---------------------------------------------------------------------------------------------------------------------
Financing Activities
  Payments for:
     Long-term debt                                                                         $     (899)    $  (5,572)
     Common stock dividends                                                                    (15,054)      (14,717)
     Preferred stock dividends                                                                     (90)         (180)
     Repurchase of common stock                                                                  3,183         1,542
  Proceeds from issuance of:
     Common stock                                                                                  918         1,199
     Long-term debt                                                                                            6,443
  Net (decrease) increase in:
      Deposits                                                                                (466,700)      (16,920)
      Short-term borrowings                                                                    126,257        19,014
- ---------------------------------------------------------------------------------------------------------------------
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                    $ (352,385)    $  (9,191)
- ---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   $ (200,262)    $  13,133
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               1,013,995       811,161
- ---------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT JUNE 30                                                        $  813,733     $ 824,294
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
a.)  Cash transactions:
      Interest paid                                                                         $  155,066     $ 205,194
      Federal income taxes paid  (1)                                                               900         1,015
      State taxes paid (net of refunds)                                                            368           373
b.)  Non-cash transactions in property from defaulted loan accounts:
       Transfer from loans to property from defaulted loans                                      8,902        32,434
       Loans originated to finance sales of property from defaulted loans                        4,900         2,355
       Transfer from covered assets to assets held for sale                                                    4,581
c.)  Non-cash transactions in covered assets:
      Transfer from covered assets to loans and lease financings                                   114
- ---------------------------------------------------------------------------------------------------------------------

(1) No taxes paid in three months ended 1993 or 1992.

See notes to consolidated financial statements.

Certain prior period amounts have been reclassified in order to conform to current year presentation.

Michigan National Corporation                                                        This is a revised schedule.  Revised per
and Subsidiaries                                                                     Form 10Q-A dated January 10, 1994

                                                                                       1993      1993     1992      1992     1992
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Second    First    Fourth    Third    Second
TABLE 1  SELECTED QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)                       Quarter   Quarter   Quarter  Quarter   Quarter
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (IN THOUSANDS)
Interest income                                                                     $177,591  $171,142  $187,187  $190,379 $199,971
Interest expense                                                                      73,682    78,678    84,274    89,385   99,258
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                  103,909    92,464   102,913   100,994  100,713
Provision for possible credit losses                                                  12,494    12,506    15,317    18,571   18,418
Non-interest income                                                                   55,674    51,427    66,826    52,859   51,462
Non-interest expense                                                                 138,187   176,183   141,210   122,651  112,291
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense                                                8,902   (44,798)   13,212    12,631   21,466
Income tax provision (benefit)  (1)                                                                        1,322     1,078    2,247
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)  (1)                                                              $  8,902  $(44,798) $ 11,890  $ 11,553 $ 19,219
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income (loss) - primary and  fully diluted  (1)                                   $ 0.58    $(3.00)   $ 0.78    $ 0.76   $ 1.28
Cash dividends declared                                                               $ 0.50    $ 0.50    $ 0.50    $ 0.50   $ 0.50
Book value end-of-period   (1)                                                        $50.19    $50.11    $53.65    $53.51   $53.15
Market value end-of-period                                                            $56.50    $60.00    $51.25    $44.00   $46.25
Closing market value:  high                                                           $61.63    $64.25    $52.25    $50.38   $51.00
Closing market value:  low                                                            $52.00    $50.00    $44.00    $43.50   $44.00
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
SELECTED PERIOD-END BALANCES (IN MILLIONS)
 Total assets                                                                        $10,517  $ 10,442  $ 10,663  $ 10,705 $ 10,656
 Earning assets                                                                        9,388     9,291     9,540     9,507    9,633
 Total loans and lease financing, net of unearned income                               6,929     6,534     6,731     6,788    6,620
 Non-performing assets                                                                   293       296       306       316      326
 Deposits                                                                              8,613     8,582     8,975     8,699    8,639
 Long-term debt                                                                           81        82        83        83       93
 Shareholders' equity   (1)                                                              759       757       806       798      790
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
SELECTED AVERAGE BALANCES (IN MILLIONS)
 Total assets                                                                        $10,372  $ 10,184  $ 10,658  $ 10,471 $ 10,808
 Earning assets                                                                        9,255     9,117     9,529     9,405    9,768
 Total loans and lease financing, net of unearned income                               6,742     6,477     6,737     6,560    6,786
 Deposits                                                                              8,718     8,550     8,867     8,687    8,852
 Long-term debt                                                                           82        82        83        88       94
 Shareholders' equity   (1)                                                              766       810       806       801      784
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
 Return on average shareholders' equity   (1)                                           4.65% (22.13)%      5.90%     5.77%    9.80%
 Return on average total assets   (1)                                                   0.34     (1.76)     0.45      0.44     0.71
 Average equity to average total assets   (1)                                           7.38      7.95      7.56      7.65     7.25
 Allowance to period-end loans                                                          2.68      2.79      2.61      2.56     2.50
 Non-performing assets to total loans (net of unearned
    income) plus property from defaulted loans                                          4.15      4.44      4.44      4.54     4.82
 Net interest spread                                                                    3.95      3.67      3.92      3.87     3.73
 Net interest margin                                                                    4.74      4.38      4.67      4.62     4.49
 Equity to asset ratio (period end)  (1)                                                7.22      7.25      7.56      7.45     7.41
 Leverage ratio                                                                         6.90      7.13      7.25      7.27     7.02
 Tier 1 risk based capital ratio                                                        8.79      9.13      9.70      9.54     9.80
 Total risk based capital ratio                                                        10.99     11.36     11.93     11.76    12.08
 Dividend payout ratio  (1)                                                            86.21       N/M     64.10     65.79    39.06
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

(1) Previously reported amounts for the second quarter, 1992 have been restated for the effects of a change in accounting principle.

N/M = Not meaningful

Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation                     (This is revised text.
and Subsidiaries                                  Revised per Form 10-QA
                                                  dated January 10, 1994)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL REVIEW

Earnings for the second quarter 1993 were $8.9 million, or $0.58 per share, compared to $19.2 million, or $1.28 per share, in last year's second quarter. For the six months ended June 30, 1993 the Corporation reported a loss of $35.9 million, or $2.39 per share. Net income for the same period last year, excluding a $6.3 million effect of an accounting change, was $36.4 million, or $2.42 per share.

Earnings continue to be pressured by unprecedented mortgage refinancing activity and the resulting accelerated prepayments in the Corporation's mortgage servicing portfolio. The Corporation continues to aggressively address the effect of these prepayment trends through accelerated amortization of its PMSR and ESF assets. PMSR amortization in the second quarter 1993 was $21.7 million, $14.8 million greater than last year's second quarter. ESF amortization expense was $4.3 million, $2.2 million greater than last year. For the six months end June 30, 1993 PMSR and ESF amortization increased $67.5 million and $9.3 million over the same period in 1992.

During the second quarter, the Corporation recognized a $4.6 million one-time write-down of the assets of its Dallas, Texas software subsidiary, BancA, due to a longer than expected sales cycle for bank software products.

Other than in the mortgage banking business, various performance indicators in the Corporation's core businesses improved over last year's second quarter.
The Net Interest Margin improved 25 basis points in the second quarter of 1993 over the same period last year. The provision for possible credit losses decreased due to continued improvements in credit quality. Net charge-offs, Non-performing Assets and Watch Credits decreased from last year's levels. The allowance for possible credit losses as a percentage of Non-performing Loans and the allowance as a percentage of loans increased. The allowance as a percentage of Non-performing Loans of 114% at June 30, 1993, dropped from 122% at March 31, 1993, due to an increase in Non-performing Loans. However, total Non-performing Assets of $292 million at June 30, 1993, were slightly lower than the March 31, 1993, level of $296 million.

Michigan National Corporation                      (This is revised text.
and Subsidiaries                                   Revised per Form 10-QA
                                                   dated January 10,1994)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


On June 30, 1993, the Corporation executed an agreement to sell approximately $2.2 billion of mortgage servicing rights for an aggregate sale price of approximately $29 million. The servicing rights were being sold as part of the Corporation's strategy to reposition its mortgage banking business and reduce the earnings volatility resulting from acquired servicing.

Because the terms of the sale provide the purchaser with protection against certain contingencies through the date of physical delivery of the underlying mortgages, the sale will be recognized for accounting purposes in the fourth quarter of this year. The fourth quarter gain on sale is approximately $7.8 million. In addition, approximately $1.5 million of gain associated with the sale will be deferred until certain other contingencies are eliminated on June 30, 1996.


                                     21a


Michigan National Corporation and Subsidiaries                          This is a revised schedule.  Revised per
                                                                        Form 10Q-A dated January 10, 1994
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------------------------------------------------------------
TABLE 2 SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
(UNAUDITED)
THREE MONTHS ENDED                                    JUNE 30, 1993                 MARCH 31, 1993                DECEMBER 31, 1992
- ------------------------------------------------------------------------------------------------------------------------------------
                                            AVERAGE            AVERAGE    AVERAGE            AVERAGE    AVERAGE            AVERAGE
(IN THOUSANDS)                              BALANCE   INTEREST  RATE      BALANCE   INTEREST  RATE      BALANCE   INTEREST  RATE
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities-taxable             $ 1,343,584 $ 23,373   6.98%  $ 1,226,335 $ 22,041   7.29%  $ 1,528,074 $ 28,081   7.31%
Investment securities-tax-exempt               40,447      868   8.61%       41,833      919   8.91%       43,286      995   9.14%
Investments available for sale                  3,088       92  11.95%       89,703    1,816   8.21%       33,281      690   8.25%
Trading securities                            136,627    1,628   4.78%      147,484    1,942   5.34%      123,856    1,571   5.05%
- ------------------------------------------------------------------------------------------------------------------------------------
    Total securities                        1,523,746   25,961   6.83%    1,505,355   26,718   7.20%    1,728,497   31,337   7.21%

Federal funds sold and resale agreements      367,004    2,707   2.96%      541,073    4,089   3.06%      395,632    3,030   3.05%
Interest-bearing deposits with banks          152,005    1,220   3.22%      116,390      974   3.39%       37,275      337   3.60%
Money market funds                              7,817       50   2.57%        7,397       44   2.41%        6,093       43   2.81%
Loans and lease financing                   6,742,123  142,701   8.49%    6,474,169  134,135   8.40%    6,669,862  143,946   8.59%
Covered assets and FDIC assistance                  0        0   0.00%        2,540        0   0.00%       66,823    2,785  16.58%
Note receivable-FDIC                          462,535    8,778   7.61%      469,748    9,302   8.03%      624,828   12,703   8.09%
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets           9,255,230  181,417   7.86%    9,116,672  175,262   7.80%    9,529,010  194,181   8.11%

Allowance for possible credit losses         (184,655)                     (179,584)                     (179,872)
Cash and due from banks                       543,738                       493,074                       517,150
Other assets                                  758,048                       753,535                       791,622
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                              $10,372,361                   $10,183,697                   $10,657,910
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                       2,110,664 $ 14,807   2.81%    2,109,653 $ 15,713   3.02%  $ 2,116,024 $ 16,534   3.11%
Savings deposits                            1,099,960    7,517   2.74%    1,024,817    7,215   2.86%      995,921    7,171   2.86%
Time deposits < $100,000                    2,827,961   35,982   5.10%    2,936,855   38,477   5.31%    3,022,163   40,968   5.39%
Time deposits > $100,000                      780,401    8,088   4.16%      903,338    9,438   4.24%      955,474   10,690   4.45%
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits         6,818,986   66,394   3.91%    6,974,663   70,843   4.12%    7,089,582   75,363   4.23%

Federal funds purchased &
 repurchase agreements                        333,313    2,592   3.12%      242,503    1,853   3.10%      331,714    2,597   3.11%
Dollar repurchase agreements                   29,117      310   4.27%      128,055    1,451   4.60%      177,084    1,593   3.58%
Other short-term borrowings                   116,182    1,006   3.47%      128,623    1,077   3.40%      121,200    1,056   3.47%
Subordinated notes                             58,682    1,222   8.35%       59,067    1,228   8.43%       59,228    1,233   8.28%
Long-term debt                                 18,187      273   6.02%       18,187      270   6.02%       18,187      276   6.04%
Capital lease obligations                       4,931      134  10.90%        5,107      138  10.96%        5,322      142  10.61%
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities      7,379,398   71,931   3.91%    7,556,205   76,860   4.13%    7,802,317   82,260   4.19%

Demand deposits                             1,899,393                     1,575,036                     1,777,449
Other liabilities                             328,004                       242,598                       272,441
- ------------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                       9,606,795                     9,373,839                     9,852,207

Shareholders' equity                          765,566                       809,858                       805,703
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $10,372,361                   $10,183,697                   $10,657,910
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income (fully taxable
  equivalent basis)                                   $109,486                      $ 98,402                      $111,921
Tax equivalent adjustment                                5,578                         5,938                         9,005
- ------------------------------------------------------------------------------------------------------------------------------------
     Net interest income                              $103,908                      $ 92,464                      $102,916
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                    3.95%                         3.67%                         3.92%
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
     Net interest margin                                         4.74%                         4.38%                         4.67%
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current period presentation.


Michigan National Corporation and Subsidiaries                  This is a revised schedule.  Revised per
                                                                Form 10Q-A dated January 10, 1994
MANAGEMENT'S DISCUSSION AND ANALYSIS
- -----------------------------------------------------------------------------------------------------------------------
TABLE 3 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
                                                                   Change in            Change in            Change in
Quarter-to-Date                                                 Average Balance         Interest           Average Rate
                                                                  6/30/93 vs           6/30/93 vs           6/30/93 vs
(IN THOUSANDS)                                                      3/31/93              3/31/93              3/31/93
- -----------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities-taxable                                      $ 117,249              $ 1,332                -0.31%
Investment securities-tax-exempt                                      (1,386)                 (51)               -0.30%
Investments available for sale                                       (86,615)              (1,724)                3.74%
Trading securities                                                   (10,857)                (314)               -0.56%
- -----------------------------------------------------------------------------------------------------------------------
    Total securities                                               $  18,391              $  (757)               -0.37%

Federal funds sold and resale agreements                           $(174,069)             $(1,382)               -0.10%
Interest-bearing deposits with banks                                  35,615                  246                -0.17%
Money market funds                                                       420                    6                 0.16%
Loans and lease financing                                            267,954                8,566                 0.09%
Covered assets and FDIC assistance                                    (2,540)                   0                 0.00%
Note receivable-FDIC                                                  (7,213)                (524)               -0.42%
- -----------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                  $ 138,558              $ 6,155                 0.06%

Allowance for possible credit losses                               $  (5,071)
Cash and due from banks                                               50,664
Other assets                                                           4,513
- -----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $ 188,664
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                                              $   1,011              $  (906)               -0.21%
Savings deposits                                                      75,143                  302                -0.12%
Time deposits < $100,000                                            (108,894)              (2,495)               -0.21%
Time deposits > $100,000                                            (122,937)              (1,350)               -0.08%
- -----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                $(155,677)             $(4,449)               -0.21%

Federal funds purchased & repurchase agreements                    $  90,810              $   739                 0.02%
Dollar repurchase agreements                                         (98,938)              (1,141)               -0.33%
Other short-term borrowings                                          (12,441)                 (71)                0.07%
Subordinated notes                                                      (385)                  (6)               -0.08%
Long-term debt                                                             0                    3                 0.00%
Capital lease obligations                                               (176)                  (4)               -0.06%
- -----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                             $(176,807)             $(4,929)               -0.22%

Demand deposits                                                    $ 324,357
Other liabilities                                                     85,406
- -----------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                              $ 232,956

Shareholders' equity                                               $ (44,292)
- -----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $ 188,664
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

    Net interest income (fully taxable equivalent basis)                                  $11,084
    Tax equivalent adjustment                                                                (360)
- -----------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                  $11,444
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                                                                     0.28%
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
     Net interest margin                                                                                          0.36%
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation and Subsidiaries              This is a revised schedule.  Revised per
                                                            Form 10Q-A dated January 10, 1994
MANAGEMENT'S DISCUSSION AND ANALYSIS
- -----------------------------------------------------------------------------------------------------------------------
TABLE 3 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
                                                                     Change in            Change in          Change in
Quarter-to-Date                                                   Average Balance         Interest          Average Rate
                                                                     6/30/93 vs           6/30/93 vs         6/30/93 vs
(in thousands)                                                        6/30/92              6/30/92            6/30/92
- -----------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities-taxable                                      $(206,708)            $ (8,645)               -1.33%
Investment securities-tax-exempt                                      (5,309)                 (91)                0.18%
Investments available for sale                                         3,088                   92                11.95%
Trading securities                                                   (34,378)                (747)               -0.81%
- -----------------------------------------------------------------------------------------------------------------------
    Total securities                                               $(243,307)            $ (9,391)               -1.22%

Federal funds sold and resale agreements                           $ (34,149)            $ (1,099)               -0.86%
Interest-bearing deposits with banks                                 (27,977)                (874)               -1.46%
Money market funds                                                    (1,526)                 (30)               -0.87%
Loans and lease financing                                            230,485               (2,698)               -0.49%
Covered assets and FDIC assistance                                  (274,056)              (5,189)               -7.62%
Note receivable-FDIC                                                (162,293)              (5,731)               -1.73%
- -----------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                  $(512,823)            $(25,012)               -0.64%

Allowance for possible credit losses                               $ (18,416)
Cash and due from banks                                               77,390
Other assets                                                          18,347
- -----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $(435,502)
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                                              $  65,173             $ (4,269)               -0.94%
Savings deposits                                                     128,532                 (464)               -0.56%
Time deposits < $100,000                                            (343,262)             (10,880)               -0.84%
Time deposits > $100,000                                            (314,092)              (5,603)               -0.87%
- -----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                $(463,649)            $(21,216)               -0.93%

Federal funds purchased & repurchase agreements                    $  54,004             $    (53)               -0.69%
Dollar repurchase agreements                                        (413,543)              (3,890)                0.45%
Other short-term borrowings                                           (3,997)                (263)               -0.78%
Subordinated notes                                                    (1,021)                 (19)               -0.01%
Long-term debt                                                       (10,761)                (109)                0.71%
Capital lease obligations                                               (635)                 (17)               -0.01%
- -----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                             $(839,602)            $(25,567)               -0.86%

Demand deposits                                                    $ 330,058
Other liabilities                                                     92,528
- -----------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                              $(417,016)

Shareholders' equity                                               $ (18,486)
- -----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $(435,502)
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
    Net interest income (fully taxable equivalent basis)                                 $    555
    Tax equivalent adjustment                                                              (2,640)
- -----------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                 $  3,195
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                                                                     0.22%
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
     Net interest margin                                                                                          0.25%
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation and Subsidiaries             This is a revised schedule.  Revised per
                                                           Form 10Q-A dated January 10, 1994
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------------------------------------------------------------------------------------------
TABLE 5 SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
SIX MONTHS ENDED                                              JUNE 30, 1993                             JUNE 30, 1992

                                                    AVERAGE              AVERAGE              AVERAGE              AVERAGE
(in thousands)                                      BALANCE    INTEREST    RATE               BALANCE    INTEREST    RATE
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities-taxable                     $ 1,285,284  $ 45,413      7.13%          $ 1,537,829  $ 64,567      8.44%
Investment securities-tax-exempt                       41,136     1,787      8.76%               46,976     2,055      8.80%
Investments available for sale                         46,156     1,908      8.34%                    0         0      0.00%
Trading securities                                    142,025     3,569      5.07%              152,528     4,012      5.29%
- ---------------------------------------------------------------------------------------------------------------------------------
    Total securities                              $ 1,514,601  $ 52,677      7.01%          $ 1,737,333  $ 70,634      8.18%

Federal funds sold and resale agreements          $   453,558  $  6,796      3.02%          $   398,847  $  7,727      3.90%
Interest-bearing deposits with banks                  134,296     2,194      3.29%              137,176     3,285      4.82%
Money market funds                                      7,608        94      2.49%                7,583       139      3.69%
Loans and lease financing                           6,608,038   276,838      8.45%            6,422,095   290,279      9.09%
Covered assets and FDIC assistance                      1,262         0      0.00%              328,775    13,037      7.97%
Note receivable-FDIC                                  466,122    18,081      7.82%              625,408    30,287      9.74%
- ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                 $ 9,185,485  $356,680      7.83%          $ 9,657,217  $415,388      8.65%

Allowance for possible credit losses              $  (182,135)                              $  (163,768)
Cash and due from banks                               518,546                                   468,957
Other assets                                          756,717                                   744,840
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                      $10,278,613                               $10,707,246
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                             $ 2,110,150  $ 30,519      2.92%          $ 2,023,683  $ 38,519      3.83%
Savings deposits                                    1,062,613    14,732      2.80%              964,020    16,957      3.54%
Time deposits < $100,000                            2,882,090    74,460      5.21%            3,120,426    95,308      6.14%
Time deposits > $100,000                              841,547    17,525      4.20%            1,150,786    29,624      5.18%
- ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits               $ 6,896,400  $137,236      4.01%          $ 7,258,915  $180,408      5.00%

Federal funds purchased & repurchase agreements   $   288,159  $  4,446      3.11%          $   286,690  $  5,564      3.90%
Dollar repurchase agreements                           78,313     1,761      4.53%              403,450     8,323      4.15%
Other short-term borrowings                           122,368     2,082      3.43%              139,094     3,049      4.41%
Subordinated notes                                     58,874     2,451      8.40%               59,697     2,481      8.36%
Long-term debt                                         18,187       543      6.02%               27,287       780      5.75%
Capital lease obligations                               5,018       271     10.89%                5,627       304     10.86%
- ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities            $ 7,467,319  $148,790      4.02%          $ 8,180,760  $200,909      4.94%

Demand deposits                                   $ 1,738,167                               $ 1,505,526
Other liabilities                                     285,472                                   242,239
- ---------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                             $ 9,490,958                               $ 9,928,525

Shareholders' equity                                  787,655                                   778,721
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $10,278,613                               $10,707,246
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

Net interest income (fully taxable
  equivalent basis)                                            $207,890                                  $214,479
Tax equivalent adjustment                                        11,516                                    17,275
- ---------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                       $196,374                                  $197,204
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                                3.81%                                     3.71%
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
     Net interest margin                                                     4.56%                                     4.47%
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation and Subsidiaries                             This is a revised schedule.  Revised per
                                                                           Form 10Q-A dated January 10, 1994
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------------------------------------------------------------------------------
TABLE 6 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
                                                            Change in            Change in                Change in
Year-to-Date                                             Average Balance         Interest                 Average Rate
                                                           6/30/93 vs           6/30/93 vs                 6/30/93 vs
(IN THOUSANDS)                                               6/30/92              6/30/92                   6/30/92
- ---------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities-taxable                              $(252,545)            $(19,154)               -1.32%
Investment securities-tax-exempt                              (5,840)                (268)               -0.04%
Investments available for sale                                46,156                1,908                 8.34%
Trading securities                                           (10,503)                (443)               -0.22%
- ---------------------------------------------------------------------------------------------------------------------
    Total securities                                       $(222,732)            $(17,957)               -1.16%

Federal funds sold and resale agreements                   $  54,711                ($931)               -0.87%
Interest-bearing deposits with banks                          (2,880)              (1,091)               -1.52%
Money market funds                                                25                  (45)               -1.19%
Loans and lease financing                                    185,943              (13,441)               -0.64%
Covered assets and FDIC assistance                          (327,513)             (13,037)               -7.97%
Note receivable-FDIC                                        (159,286)             (12,206)               -1.92%
- ---------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                          $(471,732)            $(58,708)               -0.82%

Allowance for possible credit losses                       $ (18,367)
Cash and due from banks                                       49,589
Other assets                                                  11,877
- ---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $(428,633)
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

LIABILITIES
Money market accounts                                      $  86,467             $ (8,000)               -0.91%
Savings deposits                                              98,593               (2,225)               -0.74%
Time deposits < $100,000                                    (238,336)             (20,848)               -0.93%
Time deposits > $100,000                                    (309,239)             (12,099)               -0.98%
- ---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                        $(362,515)            $(43,172)               -0.99%

Federal funds purchased & repurchase agreements            $   1,469             $ (1,118)               -0.79%
Dollar repurchase agreements                                (325,137)              (6,562)                0.39%
Other short-term borrowings                                  (16,726)                (967)               -0.98%
Subordinated notes                                              (823)                 (30)                0.04%
Long-term debt                                                (9,100)                (237)                0.27%
Capital lease obligations                                       (609)                 (33)                0.03%
- ---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                     $(713,441)            $(52,119)               -0.92%

Demand deposits                                            $ 232,641
Other liabilities                                             43,233
- ---------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                      $(437,567)

Shareholders' equity                                           8,934
- ---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $(428,633)
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

 Net interest income (fully taxable equivalent basis)                            $ (6,589)
 Tax equivalent adjustment                                                         (5,759)
- ---------------------------------------------------------------------------------------------------------------------
 Net interest income                                                             $   (830)
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
 Net interest rate spread                                                                                 0.10%
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
 Net interest margin                                                                                      0.09%
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation                      (This is revised text.
and Subsidiaries                                   Revised per Form 10-QA
                                                   dated January 10,1994)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


NON-INTEREST INCOME AND NON-INTEREST EXPENSES

Non-interest income for the second quarter and first six months of 1993 increased $4.2 million and $2.0 million, respectively over the same periods in 1992. Non-interest expenses for the second quarter and first six months of 1993 increased $25.9 million and $89.5 million over the same periods in 1992. Activity at the Corporation's mortgage banking subsidiary was a significant contributor to these results. In addition, during the second quarter, the Corporation recognized a $4.6 million one-time write-down of the assets of the Corporation's Dallas, Texas software subsidiary, BancA, due to a longer than expected sales cycle for bank software products.

Falling interest rates since the beginning of the year have resulted in another mortgage refinancing boom and, therefore, continued increases in prepayment trends in the Corporation's mortgage servicing portfolios. In keeping with its commitment to balance sheet integrity, the Corporation continues to aggressively acknowledge the effect of these trends on the carrying value of its mortgage servicing assets through accelerated amortization of those assets.

The recognition of these increasing prepayment trends resulted in increases in PMSR and ESF amortization expense for the both the second quarter and first six months of 1993.

The extraordinary high volume of refinancing activity at IOMC has also resulted in increases in a variety of other indirect origination and servicing related administrative expenses.

On June 30, 1993, the Corporation executed an agreement to sell approximately $2.2 billion of mortgage servicing rights for an aggregate sale price of approximately $29 million. The servicing rights were being sold as part of the Corporation's strategy to reposition its mortgage banking business and reduce the earnings volatility resulting from acquired servicing.

Because the terms of the sale provide the purchaser with protection against certain contingencies through the date of physical delivery of the underlying mortgages, the sale will be recognized for accounting purposes in the fourth quarter of this year. The fourth quarter gain on sale is approximately $7.8 million. In addition, approximately $1.5 million of gain associated with the sale will be deferred until certain other contingencies are eliminated on June 30, 1996.

Michigan National Corporation                      (This is revised text.
and Subsidiaries                                   Revised per Form 10-QA
                                                   dated January 10,1994)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The June 30, 1993, carrying value of the PMSR assets associated with these servicing rights to be sold was approximately $19 million, which will continue to be amortized to operating expense until the sale is recognized, for accounting purposes, in the fourth quarter. In addition, the Corporation will continue to accrue normal servicing income on these servicing rights until the sale is recognized, at an estimated monthly rate of $0.9 million.

The major components of the Corporation's non-interest income and non-interest expense are presented in Table 11 and Table 12, respectively, for the five most recent quarters. The non-interest income and expense components of the new businesses are presented in Tables 11a and 12a. For the comparable six month periods of 1993 and 1992, the Corporation's non-interest income and expense components are presented in Tables 13 and 14, respectively. Similar information for the new businesses is presented in Tables 13a and 14a. Also, refer to Table 15 Business Review for summary financial information regarding the Corporations principal subsidiaries.


Michigan National Corporation and Subsidiaries                      This is a revised schedule.  Revised per
                                                                    Form 10Q-A dated January 10, 1994.
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------------------------------------------------------------------------------------
Table 11 NON-INTEREST INCOME  (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------------------------
Three Months Ended (in thousands)                                      6/30/93    3/31/93   12/31/92    9/30/92    6/30/92
- ---------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                    $15,362    $13,888    $13,494    $13,558    $12,892
Merchant card processing fees                                            4,319      3,465      4,363      4,147      3,555
Mortgage Servicing Fees                                                 16,656     16,512     17,051     16,653     16,381
Amortization of capitalized excess service fees                         (4,266)    (8,200)    (2,378)    (3,964)    (2,112)
Loan service charges                                                     1,955      3,352      2,226      2,618      1,738
- ---------------------------------------------------------------------------------------------------------------------------
     Service charges                                                    34,026     29,017     34,756     33,012     32,454

Trust and investment services income                                     4,837      5,143      4,514      4,164      4,303
Gains (losses) from sale of mortgage servicing rights                       53                 2,289         73      3,449
Investment securities gains, net                                                               7,754       (170)      (250)
Investments available for sale gains                                       160      5,968
Other Income:
   Trading profits                                                         818        950        936      1,486      3,472
   Mortgage banking gains (losses)                                       4,681        998      6,516      4,193     (1,652)
   Other                                                                11,099      9,351     10,061     10,101      9,686
- ---------------------------------------------------------------------------------------------------------------------------
    Other income                                                        16,598     11,299     17,513     15,780     11,506
- ---------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                          $55,674    $51,427    $66,826    $52,859    $51,462
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts were reclassified to conform to current period presentation.

- -------------------------------------------------------------------------------
Table 11a. NON-INTEREST INCOME-NEW BUSINESSES (BancA Corporation,
acquired 7/29/92 and Peoples National Bank - Pasadena Peoples Bank - Houston, Community National Bank of Houston, acquired 4/1/93. (UNAUDITED)
- -------------------------------------------------------------------------------

Three Months Ended (in thousands)                                      6/30/93    3/31/93   12/31/92    9/30/92    6/30/92
- ---------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                       $416
Merchant card processing fees
Loan service charges                                                        41
- ---------------------------------------------------------------------------------------------------------------------------
     Service charges                                                       457

Trust and investment services income
Gains (losses) from sale of mortgage servicing rights
Investment securities gains, net
Investments available for sale gains
Other Income:
   Trading profits
   Mortgage banking gains (losses)
   Other                                                                   416       $308       $665        $74
- ---------------------------------------------------------------------------------------------------------------------------
    Other Income                                                           416        308        665         74
- ---------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                             $873       $308       $665        $74
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

Michigan National Corporation and Subsidiaries                      This is a revised schedule.  Revised per
                                                                    Form 10Q-A dated January 10, 1994.
MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------------------------------------------------------------------------------------
Table 12 NON-INTEREST EXPENSE  (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------------------------
Three Months Ended (in thousands)                                     6/30/93    3/31/93   12/31/92    9/30/92    6/30/92
- ---------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                    $ 44,586   $ 44,560   $ 40,356   $ 43,788   $ 42,163
Other employee benefits                                                 13,257     12,990     10,301     11,170     11,466
Net occupancy                                                            7,529      7,337      6,273      7,632      7,542
Equipment                                                               10,600     10,714     10,157      9,147      9,827
Outside services                                                         8,052      7,735      7,819      7,698      6,255
Defaulted loan expense, net                                              2,819      3,480     10,073      4,997      2,863
Amortization of purchased mortgage servicing rights                     21,654     59,340     25,207     14,293      6,877
Other Expenses:
   FDIC Insurance                                                        5,526      5,474      5,003      4,957      4,886
   Assets held for sale, net (income)loss                                  (92)      (129)         6       (387)        (1)
   Communications                                                        2,322      2,441      2,389      2,365      2,367
   Stationery and supplies                                               2,382      2,466      2,393      2,201      2,291
   Advertising                                                           2,060      1,906        939        850      1,093
   Michigan single business tax                                          2,062      2,209        319      1,820      1,649
   Postage                                                               1,589      1,631      1,433      1,378      1,491
   Amortization of goodwill                                                300        223        265        203        200
   Uncollected interest on early payoffs of loans serviced               2,827      1,901      3,015      1,439      1,920
   Provision for foreclosure costs on loans serviced                       837      1,985      4,606      2,192      2,097
   Other                                                                 9,877      9,920     10,656      6,908      7,305
- ---------------------------------------------------------------------------------------------------------------------------
    Other expenses                                                      29,690     30,027     31,024     23,926     25,298
- ---------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                        $138,187   $176,183   $141,210   $122,651   $112,291
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------
Net overhead ratio (1)                                                    3.57%      5.47%      3.12%      2.97%      2.49%
Efficiency ratio (2)                                                     83.67%    117.59%     79.00%     75.72%     70.01%
- ---------------------------------------------------------------------------------------------------------------------------

(1) Non-interest expense less non-interest income divided by average earning assets.
(2) Non-interest expense divided by the sum of net interest income on a fully taxable basis and non-interest income. Certain prior period amounts were reclassified to conform to current period presentation.



- ---------------------------------------------------------------------------------------------------------------------------
Table 12 a. NON-INTEREST EXPENSE-NEW BUSINESSES (BancA Corporation, acquired 7/29/92 and Peoples National Bank - Pasadena
Peoples Bank - Houston, Community National Bank of Houston, acquired 4/1/93.  (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------------------------

Three Months Ended (in thousands)                                     6/30/93    3/31/93   12/31/92    9/30/92    6/30/92
- ---------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                      $1,447       $484       $376       $278
Other employee benefits                                                    195         97         31         38
Net occupancy                                                              311         26         45         21
Equipment                                                                   94         34         35         20
Outside services                                                           328         51        141         54
Defaulted loan expense, net                                                 22
Amortization of purchased mortgage servicing rights
Other Expenses:
   FDIC Insurance                                                           52
   Assets held for sale, net (income)loss
   Communications                                                           21         11          8          8
   Stationery and supplies                                                  22          7          7          2
   Advertising                                                              21         30          6          2
   Michigan single business tax
   Postage                                                                  21          2                     1
   Amortization of goodwill                                                 76
   Uncollected interest on early payoffs of loans serviced
   Provision for foreclosure costs on loans serviced
   Other                                                                 3,614         10       (167)        33
- ---------------------------------------------------------------------------------------------------------------------------
    Other expenses                                                       3,827         60       (146)        46
- ---------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                          $6,224       $752       $482       $457
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

Michigan National Corporation and Subsidiaries                         This is a revised schedule.  Revised per
                                                                       Form 10Q-A dated January 10, 1994
MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------------------------------------------
Table 13 NON-INTEREST INCOME  (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED (IN THOUSANDS)                                               6/30/93        6/30/92
- --------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                          $ 29,250       $ 25,550
Merchant card processing fees                                                   7,784          6,677
Mortgage servicing fees                                                        33,168         32,632
Amortization of capitalized excess service fees                               (12,466)        (3,143)
Loan service charges                                                            5,307          3,416
- --------------------------------------------------------------------------------------------------------------------
     Service charges                                                           63,043         65,132

Trust and investment services income                                            9,980          9,199
Gains (losses) from sale of mortgage servicing rights                              53          3,437
Investment securities gains, net                                                               1,665
Investments available for sale gains                                            6,128
Other income:
   Trading profits                                                              1,768          5,285
   Mortgage banking gains (losses)                                              5,679            767
   Other                                                                       20,450         19,623
- --------------------------------------------------------------------------------------------------------------------
    Other income                                                               27,897         25,675
- --------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                $107,101       $105,108
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

Certain prior year amounts were reclassified to conform to current year presentation.

- --------------------------------------------------------------------------------------------------------------------
Table 13a. NON-INTEREST INCOME-NEW BUSINESSES (First Collateral Services, Inc, acquired 4/14/92, results for the period January 1, 1993 to March 31, 1993 only; BancA Corporation, aquired 7/29/92; and Peoples National
Bank-Pasadena, Peoples Bank-Houston, Community National Bank of Houston, acquired 4/1/93. (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED (IN THOUSANDS)                                                6/30/93
- --------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                            $  416
Merchant card processing fees
Mortgage servicing fees
Loan service charges                                                              404
- --------------------------------------------------------------------------------------------------------------------
     Service charges                                                              820

Trust and investment services income
Gains (losses) from sale of mortgage servicing rights
Investment securities gains, net
Investments available for sale gains
Other income:
   Trading profits
   Mortgage banking gains (losses)
   Other                                                                         725
- --------------------------------------------------------------------------------------------------------------------
    Other income                                                                  725
- --------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                  $1,545
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

Michigan National Corporation and Subsidiaries                         This is a revised schedule.  Revised per
                                                                       Form 10Q-A dated January 10, 1994
MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------------------------------------------
Table 14 NON-INTEREST EXPENSE  (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED (IN THOUSANDS)                                               6/30/93        6/30/92
- --------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                           $ 89,146       $ 81,403
Other employee benefits                                                        26,247         23,399
Net occupancy                                                                  14,866         15,218
Equipment                                                                      21,314         18,992
Outside services                                                               15,787         13,190
Defaulted loan expense, net                                                     6,300          7,159
Amortization of purchased mortgage servicing rights                            80,994         13,500
Other Expenses:
   FDIC Insurance                                                              11,000          9,772
   Assets held for sale, net (income) expense                                    (221)            (1)
   Communications                                                               4,763          4,845
   Stationery and supplies                                                      4,848          4,496
   Advertising                                                                  3,966          2,332
   Michigan single business tax                                                 4,271          3,156
   Postage                                                                      3,220          3,087
   Amortization of goodwill                                                       523            405
   Uncollected interest on early payoffs of loans serviced                      4,728          3,090
   Provision for foreclosure costs on loans serviced                            2,822          5,855
   Other                                                                       19,797         15,017
- --------------------------------------------------------------------------------------------------------------------
    Other expenses                                                             59,717         52,054
- --------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                               $314,371       $224,915
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
Net overhead ratio (1)                                                           4.51%          2.48%
Efficiency ratio (2)                                                            99.80%         70.38%
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

(1) Non-interest expense less non-interest income, annualized, divided by average earning assets.
(2) Non-interest expense divided by the sum of net interest income on a fully taxable basis and non-interest income. Certain prior year amounts were reclassified to conform to current year presentation.

- --------------------------------------------------------------------------------------------------------------------
Table 14a. NON-INTEREST EXPENSE-NEW BUSINESSES (First Collateral Services, Inc, acquired 4/14/92, results for the period January 1, 1993 to March 31, 1993  only; BancA Corporation, aquired 7/29/92; and Peoples National
Bank-Pasadena,  Peoples Bank-Houston, Community National Bank of Houston, acquired 4/1/93.  (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED (IN THOUSANDS)                                                6/30/93
- --------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                             $2,567
Other employee benefits                                                           471
Net occupancy                                                                     418
Equipment                                                                         202
Outside services                                                                  564
Defaulted loan expense, net                                                        22
Amortization of purchased mortgage servicing rights
Other Expenses:
   FDIC Insurance                                                                  52
   Assets held for sale, net (income) expense
   Communications                                                                  54
   Stationery and supplies                                                         58
   Advertising                                                                     52
   Michigan single business tax
   Postage                                                                         25
   Amortization of goodwill                                                        97
   Uncollected interest on early payoffs of loans serviced
   Provision for foreclosure costs on loans serviced
   Other                                                                        3,751
- --------------------------------------------------------------------------------------------------------------------
    Other expenses                                                              4,089
- --------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                 $8,333
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------


Michigan National Corporation and Subsidiaries
                                                                                           This is a revised schedule.  Revised per
                                                                                           Form 10Q-A dated January 10, 1994.
MANAGEMENT'S DISCUSSION AND ANALYSIS

- --------------------------------------------------------------------------------------------------------------------------------
TABLE 15 BUSINESS REVIEW    (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------------------

                                                              MNB
                                                        (excluding IOMC)               IOMC                       IOBOC
Three Months Ended June 30 (in thousands)               1993        1992          1993        1992          1993        1992
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                 $ 73,263    $ 65,427      $  5,886    $ 7,305       $ 6,362     $ 4,956

Non-interest income                                      32,016      29,931        22,053      15,584          711         323
Gains from sale of mortgage servicing rights                                           53       3,449
Amortization of capitalized excess service fees                                    (4,266)     (2,112)
Amortization of purchased mortgage servicing rights                               (21,654)     (6,877)
Other non-interest expense                              (79,599)    (77,317)      (19,378)    (19,043)      (4,744)     (3,717)
                                                       --------    --------      --------    --------      --------    --------
Income before taxes                                    $ 25,680    $ 18,041      $(17,306)   $ (1,694)     $ 2,329     $ 1,562
                                                       --------    --------      --------    --------      --------    --------
                                                       --------    --------      --------    --------      --------    --------
At June 30
Total assets                                         $9,052,354  $9,160,337    $1,276,089  $1,130,156      $981,129  $1,103,105
Total Liabilities                                    $8,431,762  $8,525,329    $1,254,002  $1,092,116      $854,705  $  985,544
Total Equity                                         $  620,592  $  635,008    $   22,087  $   38,040      $126,424  $  117,561

Mortgage Servicing Portfolio (2):
  Originated Servicing                                                            $ 3,908     $ 2,945
  Purchased Servicing                                                             $ 7,317     $11,515
                                                                                 --------    --------
   Total                                                                          $11,225     $14,460
                                                                                 --------    --------
                                                                                 --------    --------

(1)  Amounts include intercompany eliminations
(2) A sale of approximately $2.2 billion of servicing will be recognized, for accounting purposes, in the fourth quarter, 1993. The mortgage servicing portfolio at June 30, 1993, excludes the loans associated with this transaction.

Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation and Subsidiaries
                                                                                        This is a revised schedule.  Revised per
                                                                                        Form 10Q-A dated January 10, 1993
MANAGEMENT'S DISCUSSION AND ANALYSIS

- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 15 BUSINESS REVIEW (Continued)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                          Texas Bank         Holding Company and                 Consolidated
                                                         Subsidiaries        other operations (1)                   MNC
Three Months Ended June 30 (in thousands)                1993      1992           1993          1992           1993        1992
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                  $ 6,064    $ 4,535        $    (160)     $    72     $  91,415   $  82,295

Non-interest income                                       1,560        949           3,547         3,338        59,887      50,125
Gains from sale of mortgage servicing rights                                                                        53       3,449
Amortization of capitalized excess service fees                                                                 (4,266)     (2,112)
Amortization of purchased mortgage servicing rights                                                            (21,654)     (6,877)
Other non-interest expense                               (4,899)    (3,402)         (7,913)       (1,935)     (116,533)   (105,414)
                                                       --------   --------        --------      --------      --------    --------
Income before taxes                                     $ 2,725    $ 2,082        $ (4,526)      $ 1,475     $   8,902   $  21,466
                                                       --------   --------        --------      --------      --------    --------
                                                       --------   --------        --------      --------      --------    --------
At March 31
Total assets                                           $599,423   $478,752     $(1,391,834)  $(1,216,123)  $10,517,161 $10,656,227
Total Liabilities                                      $553,612   $443,894     $(1,335,768)  $(1,181,026)  $ 9,758,313 $ 9,865,857
Total Equity                                           $ 45,811   $ 34,858     $   (56,066)  $   (35,097)  $   758,848 $   790,370





(1) Amounts include intercompany eliminations




Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation and Subsidiaries
                                                                                       This is a revised Schedule.  Revised per
                                                                                       Form 10Q-A dated January 10, 1994.
MANAGEMENT'S DISCUSSION AND ANALYSIS

- --------------------------------------------------------------------------------------------------------------------------------
TABLE 16 BUSINESS REVIEW    (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------------------

                                                              MNB
                                                        (excluding IOMC)               IOMC                       IOBOC
Six Months Ended June 30 (in thousands)                 1993        1992          1993        1992          1993        1992
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                $ 139,535   $ 130,455      $  9,475    $ 10,583       $12,148     $10,544

Non-interest income                                      68,250      60,863        40,125      34,964         1,268         433
Gains from sale of mortgage servicing rights                                           53       3,437
Amortization of capitalized excess service fees                                   (12,466)     (3,143)
Amortization of purchased mortgage servicing rights                               (80,994)    (13,500)
Other non-interest expense                             (159,257)   (156,186)      (40,769)    (35,722)       (9,238)     (6,867)
                                                       --------    --------      --------    --------      --------    --------
Income before taxes                                   $  48,528   $  35,132      $(84,576)   $ (3,381)      $ 4,178     $ 4,110
                                                       --------    --------      --------    --------      --------    --------
                                                       --------    --------      --------    --------      --------    --------


Michigan National Corporation and Subsidiaries
                                                                                          This is a revised Schedule.  Revised per
                                                                                          Form 10Q-A dated January 10, 1994.
MANAGEMENT'S DISCUSSION AND ANALYSIS

- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 16 BUSINESS REVIEW (Continued)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                          Texas Bank         Holding Company and                 Consolidated
                                                         Subsidiaries        other operations (1)                   MNC
Six Months Ended June 30 (in thousands)                  1993      1992           1993          1992           1993        1992
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                  $10,485     $8,800        $   (269)     $     40     $ 171,374    $160,422

Non-interest income                                       3,529      1,916           6,342         6,638       119,514     104,814
Gains from sale of mortgage servicing rights                                                                        53       3,437
Amortization of  capitalized excess service fees                                                               (12,466)     (3,143)
Amortization of purchased mortgage servicing rights                                                            (80,994)    (13,500)
Other non-interest expense                               (8,643)    (6,743)        (15,470)       (5,897)     (233,377)   (211,415)
                                                       --------   --------        --------      --------      --------    --------
Income before taxes                                     $ 5,371     $3,973        $ (9,397)     $    781     $ (35,896)   $ 40,615
                                                       --------   --------        --------      --------      --------    --------
                                                       --------   --------        --------      --------      --------    --------

(1) Amounts include intercompany eliminations.

                                                                                        This is a revised schedule.  Revised per
                                                                                        form 10Q-A dated January 10, 1994

- ----------------------------------------------------------------------------------------------------------------------------------
TABLE 17 CAPITAL RATIOS    (UNAUDITED)
- ----------------------------------------------------------------------------------------------------------------------------------
Quarter Ended  (in thousands)                                            6/30/93     3/31/93     12/31/92    9/30/92    6/30/92
- ----------------------------------------------------------------------------------------------------------------------------------
Tier 1:
  Common shareholders' equity                                           $  733,564  $  731,879  $  779,819 $  771,853  $  767,350
  Convertible preferred stock                                                    0       6,000       6,000      6,000       6,000
  Intangible assets                                                        (14,702)    (10,550)    (10,936)   (11,366)    (11,715)
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                                $  718,862  $  727,329  $  774,883 $  766,487  $  761,635
- ----------------------------------------------------------------------------------------------------------------------------------
Tier 2:
  Allowance for possible credit losses (1)                              $  103,208  $  100,584  $  100,768 $  101,476  $   98,578
  Equity commitment note                                                    18,012      18,012      18,012     18,012      20,812
  Equity contract note                                                      58,184      58,504      58,735     58,722      58,710
  Qualified subordinated debt                                                    0           0                                100
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                                $  179,404  $  177,100  $  177,515 $  178,210  $  178,200
- ----------------------------------------------------------------------------------------------------------------------------------
    Total qualifying capital                                            $  898,266  $  904,429  $  952,398 $  944,697  $  939,835
- ----------------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                                     7,540,523   7,320,372   7,380,392  7,427,746  $7,221,540
Risk-weighted off-balance sheet exposure                                   730,814     736,930     691,957    690,305     664,706
- ----------------------------------------------------------------------------------------------------------------------------------
    Less: disallowance for loan loss & intangibles                          97,333      92,532      86,057     83,705      79,128
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
    Total risk-weighted assets and off-balance sheet exposure           $8,174,004  $7,964,770  $7,986,292 $8,034,346  $7,807,118
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------



- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
    Tier 1 capital ratio                                                      8.79%       9.13%       9.70%      9.54%       9.76%
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
    Total capital ratio                                                      10.99%      11.36%      11.93%     11.76%      12.04%
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
    Leverage ratio                                                            6.90%       7.13%       7.25%      7.27%       7.02%
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

(1) The allowance for possible credit losses is limited to 1.25% of the total risk-weighted assets and off-balance sheet exposure.


                                                                                         This is a revised schedule.  Revised per
                                                                                         form 10Q-A dated January 10, 1994

- ----------------------------------------------------------------------------------------------------------------------------------
TABLE 18 LIQUIDITY           (UNAUDITED)
- ----------------------------------------------------------------------------------------------------------------------------------
Quarter Ended  (in thousands)                                                6/30/93    3/31/93   12/31/92    9/30/92    6/30/92
- ----------------------------------------------------------------------------------------------------------------------------------
Parent Company:
   Subsidiaries' retained earnings available for dividends (1)                $31,426    $40,817    $51,315    $50,096    $44,906

Subsidiary Companies:
   Core deposits as a percent of total assets                                   75.78%     73.56%     75.03%     72.95%     72.43%
   Short-term borrowings as a percent of total assets                            6.28%      5.09%      4.97%      6.65%      8.14%
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

(1) Retained earnings available for dividends is calculated based on current year-to-date net income plus two years' prior income less certain adjustments.


MICHIGAN NATIONAL CORPORATION          This is a revised schedule. Revised per
AND SUBSIDIARIES                       form 10Q-A dated January 10, 1994



                                 PART 1 EXHIBIT


EXHIBIT (11)   COMPUTATION OF EARNINGS PER COMMON SHARE            (UNAUDITED)


- -------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30                  JUNE 30
- -------------------------------------------------------------------------------------

                                            1993     1992            1993     1992
- -------------------------------------------------------------------------------------
(in thousands, except per share)

PRIMARY
  Net Income                               $ 8,902  $19,219        $(35,896) $42,628
                                          -------------------------------------------
  Average common shares outstanding         15,093   14,697          15,018   14,684
  Common stock equivalents                     132      352                      345
                                          -------------------------------------------
  AVERAGE PRIMARY SHARES OUTSTANDING        15,225   15,049          15,018   15,029
                                          -------------------------------------------
                                          -------------------------------------------
  PRIMARY EARNINGS PER SHARE               $  0.58  $  1.28        $  (2.39) $  2.84
                                          -------------------------------------------
                                          -------------------------------------------
FULLY DILUTED
  Net Income                               $ 8,902  $19,219        $(35,896) $42,628
                                          -------------------------------------------
  Average common shares outstanding         15,093   14,697          15,018   14,684
  Common stock equivalents                     137      352                      352
                                          -------------------------------------------
  AVERAGE FULLY DILUTED SHARES              15,230   15,049          15,018   15,036
   OUTSTANDING
                                          -------------------------------------------
                                          -------------------------------------------
  FULLY DILUTED EARNINGS PER SHARE           $0.58    $1.28          $(2.39)   $2.84
                                          -------------------------------------------
                                          -------------------------------------------

Michigan National Corporation                     (This is revised text.
and Subsidiaries                                  Revised per Form 10-QA
                                                  dated January 10, 1994)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL REVIEW

Earnings for the second quarter 1993 were $8.9 million, or $0.58 per share, compared to $19.2 million, or $1.28 per share, in last year's second quarter. For the six months ended June 30, 1993 the Corporation reported a loss of $35.9 million, or $2.39 per share. Net income for the same period last year, excluding a $6.3 million effect of an accounting change, was $36.4 million, or $2.42 per share.

Earnings continue to be pressured by unprecedented mortgage refinancing activity and the resulting accelerated prepayments in the Corporation's mortgage servicing portfolio. The Corporation continues to aggressively address the effect of these prepayment trends through accelerated amortization of its PMSR and ESF assets. PMSR amortization in the second quarter 1993 was $21.7 million, $14.8 million greater than last year's second quarter. ESF amortization expense was $4.3 million, $2.2 million greater than last year. For the six months end June 30, 1993 PMSR and ESF amortization increased $67.5 million and $9.3 million over the same period in 1992.

During the second quarter, the Corporation recognized a $4.6 million one-time write-down of the assets of its Dallas, Texas software subsidiary, Banc A, due to a longer than expected sales cycle for bank software products.

Other than in the mortgage banking business, various performance indicators in the Corporation's core businesses improved over last year's second quarter.
The Net Interest Margin improved 25 basis points in the second quarter of 1993 over the same period last year. The provision for possible credit losses decreased due to continued improvements in credit quality. Net charge-offs, Non-performing Assets and Watch Credits decreased from last year's levels. The allowance for possible credit losses as a percentage of Non-performing Loans and the allowance as a percentage of loans increased. The allowance as a percentage of Non-performing Loans of 114% at June 30, 1993, dropped from 122% at March 31, 1993, due to an increase in Non-performing Loans. However, total Non-performing Assets of $292 million at June 30, 1993, were slightly lower than the March 31, 1993, level of $296 million.

Michigan National Corporation                      (This is revised text.
and Subsidiaries                                   Revised per Form 10-QA
                                                   dated January 10,1994)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


On June 30, 1993, the Corporation executed an agreement to sell approximately $2.2 billion of mortgage servicing rights for an aggregate sale price of approximately $29 million. The servicing rights were being sold as part of the Corporation's strategy to reposition its mortgage banking business and reduce the earnings volatility resulting from acquired servicing.

Because the terms of the sale provide the purchaser with protection against certain contingencies through the date of physical delivery of the underlying mortgages, the sale will be recognized for accounting purposes in the fourth quarter of this year. The fourth quarter gain on sale is approximately $7.7 million. In addition, approximately $1.5 million of gain associated with the sale will be deferred until certain other contingencies are eliminated on June 30, 1996.