Form 10-Q/A
period 1993-09-30
MICHIGAN NATIONAL CORP
filed 1994-01-10
CIK 65660

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

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 as set forth in the pages attached hereto:

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

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                            THREE MONTHS ENDED       INCREASE
                                                                                             SEPTEMBER 30           (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                              1993         1992
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest-bearing deposits with banks                                                    $    282     $  1,291       $ (1,009)
  Federal funds sold and resale agreements                                                   2,823        3,155           (332)
  Money market investments                                                                      63           40             23
  Investment securities                                                                     22,607       31,567         (8,960)
  Trading securities                                                                         1,792        1,762             30
  Loans and lease financing, including related fees                                        142,863      140,164          2,699

  Income from covered assets                                                                              2,056         (2,056)
  FDIC assistance                                                                                         1,204         (1,204)
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL GUARANTEED YIELD ON COVERED ASSETS                                                              3,260         (3,260)
  Note receivable-FDIC                                                                       5,623        9,140         (3,517)
- -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                   176,053      190,379        (14,326)

INTEREST EXPENSE
  Money market accounts                                                                     15,461       17,246         (1,785)
  Savings deposits                                                                           7,675        7,415            260
  Time deposits < $100,000                                                                  38,984       49,330        (10,346)
  Time deposits > $100,000                                                                   7,728       11,366         (3,638)
  Short-term borrowings                                                                      4,460        5,963         (1,503)
  Long- term debt                                                                            1,574        1,664            (90)
  FDIC assistance                                                                           (3,236)      (3,599)           363
- -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                   72,646       89,385        (16,739)
   NET INTEREST INCOME                                                                     103,407      100,994          2,413
   PROVISION FOR POSSIBLE CREDIT LOSSES                                                      8,000       18,571        (10,571)
- -------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE CREDIT LOSSES                                                                  95,407       82,423         12,984
- -------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                            33,443       33,012            431
 Trust and investment services income                                                        4,619        4,164            455
 Gains (losses) from sale of mortgage servicing rights                                                        73            (73)
 Securities gains (losses)                                                                       12         (170)           182
 Other income                                                                               27,892       15,780         12,112
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                               65,966       52,859         13,107

NON-INTEREST EXPENSE
 Salaries and wages                                                                         47,489       43,788          3,701
 Other employee benefits                                                                    12,198       11,170          1,028
 Net occupancy expense                                                                       7,460        7,632           (172)
 Equipment expense                                                                           9,748        9,147            601
 Outside services                                                                            8,795        7,698          1,097
 Defaulted loan expense, net                                                                 6,026        4,997          1,029
 Amortization of purchased mortgage servicing rights   (Note B)                             14,154       14,293           (139)
 Other expenses                                                                             29,982       23,926          6,056
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                             135,852      122,651         13,201
- -------------------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                                                              25,521       12,631         12,890
     Income tax provision (benefit)  (Note L)                                               (1,506)       1,078         (2,584)
- -------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                                            $ 27,027     $ 11,553       $ 15,474
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------

The Consolidated Statement of Income is continued on the next page.



MICHIGAN NATIONAL CORPORATION            CONSOLIDATED STATEMENT OF INCOME             This is a revised schedule.  Revised per
AND SUBSIDIARIES                              continued (UNAUDITED)                   Form 10Q-A dated January 10, 1994
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                            THREE MONTHS ENDED       INCREASE
                                                                                               SEPTEMBER 30         (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                              1993         1992
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                                                  $1.77        $0.76          $1.01
- -------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                                           15,289       15,148            141
- -------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                     $0.50        $0.50
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

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                             NINE MONTHS ENDED       INCREASE
                                                                                               SEPTEMBER 30         (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                              1993         1992
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest-bearing deposits with banks                                                    $  2,477     $  4,576      $  (2,099)
  Federal funds sold and resale agreements                                                   9,618       10,882         (1,264)
  Money market investments                                                                     156          179            (23)
  Investment securities                                                                     71,211       97,631        (26,420)
  Trading securities                                                                         5,072        5,508           (436)
  Loans and lease financing, including related fees                                        418,697      429,164        (10,467)

  Income from covered assets                                                                             10,734        (10,734)
  FDIC assistance                                                                                         4,081         (4,081)
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL GUARANTEED YIELD ON COVERED ASSETS                                                             14,815        (14,815)
  Note receivable-FDIC                                                                      17,558       29,131        (11,573)
- -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                   524,789      591,886        (67,097)

INTEREST EXPENSE
  Money market accounts                                                                     45,982       55,765         (9,783)
  Savings deposits                                                                          22,408       24,372         (1,964)
  Time deposits < $100,000                                                                 123,931      154,436        (30,505)
  Time deposits > $100,000                                                                  25,270       41,026        (15,756)
  Short-term borrowings                                                                     12,747       22,899        (10,152)
  Long-term debt                                                                             4,839        5,367           (528)
  FDIC assistance                                                                          (10,168)     (10,177)             9
- -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                  225,009      293,688        (68,679)
   NET INTEREST INCOME                                                                     299,780      298,198          1,582
   PROVISION FOR POSSIBLE CREDIT LOSSES                                                     33,000       55,353        (22,353)
- -------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE CREDIT LOSSES                                                                 266,780      242,845         23,935
- -------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                            96,487       98,144         (1,657)
 Trust and investment services income                                                       14,600       13,363          1,237
 Gains(losses) from sale of mortgage servicing rights                                           51        3,510         (3,459)
 Securities gains(losses)                                                                    6,139        1,495          4,644
 Other income                                                                               55,790       41,455         14,335
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                              173,067      157,967         15,100

NON-INTEREST EXPENSE
 Salaries and wages                                                                        136,635      125,191         11,444
 Other employee benefits                                                                    38,445       34,569          3,876
 Net occupancy expense                                                                      22,326       22,850           (524)
 Equipment expense                                                                          31,062       28,139          2,923
 Outside services                                                                           24,567       20,888          3,679
 Defaulted loan expense, net                                                                12,326       12,156            170
 Amortization of purchased mortgage servicing rights   (Note B)                             95,148       27,793         67,355
 Other expenses                                                                             89,713       75,980         13,733
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                             450,222      347,566        102,656
- -------------------------------------------------------------------------------------------------------------------------------

    INCOME BEFORE INCOME TAXES                                                             (10,375)      53,246        (63,621)
     Income tax provision (benefit)  (Note L)                                               (1,506)       5,330         (6,836)
- -------------------------------------------------------------------------------------------------------------------------------
    INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                     (8,869)      47,916        (56,785)
    Cumulative Effect of a Change in Accounting Principle                                                 6,265         (6,265)
- -------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                                            $ (8,869)    $ 54,181      $ (63,050)
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------

The Consolidated Statement of Income is continued on the next page.



 MICHIGAN NATIONAL CORPORATION            CONSOLIDATED STATEMENT OF INCOME            This is a revised schedule.  Revised per
 AND SUBSIDIARIES                              continued (UNAUDITED)                  Form 10Q-A dated January 10, 1994

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                              NINE MONTHS ENDED      INCREASE
                                                                                               SEPTEMBER 30         (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                              1993         1992
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
   Income before cumulative effect of accounting change                                     $(0.59)       $3.18         $(3.77)
       Cumulative effect of accounting change                                                             $0.42         $(0.42)
    Net income                                                                              $(0.59)       $3.60         $(4.19)
- -------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                                           15,057       15,064             (7)
- -------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                    $ 1.50        $1.50
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


                                                                    This is a revised schedule.  Revised per
                                                                    form 10Q-A dated January 10, 1994

MICHIGAN NATIONAL CORPORATION                                           CONSOLIDATED STATEMENT OF CONDITION
AND SUBSIDIARIES                                                                      (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------
                                                                           SEPTEMBER 30,       DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                       1993               1992
- -------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                                                  $   524,077        $   547,697
 Federal funds sold and resale agreements                                     311,581            466,298
- -------------------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                            835,658          1,013,995

 Interest-bearing deposits with banks                                          32,597            136,565
 Money market investments                                                       9,487              6,469
 Trading securities                                                           103,058             79,668
 Investments available for sale (Note F)                                          894            189,880
 Investment securities, (market value of $1,356,157 and $1,348,098 at 09/30/93 and 12/31/92, respectively) (Note F)
    Mortgage-backed securities                                              1,037,293          1,049,303
    Government and other securities                                           277,481            256,371
 Covered assets and FDIC assistance  (Note G)                                                     18,524
 Residential mortgages held for sale (Note H)                                 635,363            670,800
 Loans and lease financing (Note H)                                         6,079,411          6,057,593
- -------------------------------------------------------------------------------------------------------------
   Total Loans and Lease Financing                                          6,714,774          6,746,917
   Less:  Unearned income                                                     (18,192)           (15,869)
   Less:  Allowance for possible credit losses                               (189,055)          (175,471)
- -------------------------------------------------------------------------------------------------------------
   Net Loans and Lease Financing                                            6,507,527          6,555,577

 Note receivable-FDIC                                                         462,535            624,828
 Premises and equipment, net                                                  202,675            202,056
 Due from customers on acceptances                                                551                183
 Accrued income receivable                                                     77,170             69,111
 Purchased mortgage servicing rights, net (Note B)                             70,524            155,083
 Capitalized excess service fees, net (Note B)                                 10,052             22,277
 Property from defaulted loans and other real estate owned, net               122,451            152,207
 Other assets                                                                 645,457            149,751
- -------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                          $10,395,410        $10,663,324
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



                                                                   This is a revised schedule.  Revised per
                                                                   form 10Q-A dated January 10, 1994

MICHIGAN NATIONAL CORPORATION                                           CONSOLIDATED STATEMENT OF CONDITION
AND SUBSIDIARIES                                                             (UNAUDITED)  continued
- -------------------------------------------------------------------------------------------------------------
                                                                         SEPTEMBER 30,       DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                      1993               1992
- -------------------------------------------------------------------------------------------------------------
LIABILITIES
  Non-interest bearing demand deposits                                    $ 1,870,817        $ 1,787,771
  Interest-bearing deposits:
     Money market accounts                                                  2,093,296          2,168,453
     Savings deposits                                                       1,135,284          1,026,132
     Time deposits < $100,000                                               2,647,169          2,996,756
     Time deposits > $100,000                                                 807,980            996,181
- -------------------------------------------------------------------------------------------------------------
     Total Deposits                                                         8,554,546          8,975,293

 Short-term borrowings  (Note I)                                              556,432            528,094
 Customer acceptances outstanding                                                 551                183
 Accrued liabilities                                                          424,486            271,328
 Long-term debt                                                                77,998             82,651
- -------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                       9,614,013          9,857,549

Contingencies and Commitments  (Notes E and J)

SHAREHOLDERS' EQUITY (NOTE K)
  Preferred stock, authorized 6,000,000 shares:
     6% cumulative, convertible, $36 stated value, no shares
     authorized at September 30, 1993, 166,667 shares authorized at
     December 31, 1992; Series B junior participating,
    $10 par value, authorized 500,000 shares, none outstanding                                     6,000
  Common stock,  $10 par value, authorized  50,000,000 shares                 151,263            149,079
  Surplus                                                                     193,960            185,759
  Retained earnings                                                           451,386            482,949
  Note receivable-ESOP                                                        (15,212)           (18,012)
- -------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                781,397            805,775

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $10,395,410        $10,663,324
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------
 Preferred stock outstanding                                                                     166,667
 Common stock outstanding                                                  15,126,197         14,907,895
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

Certain prior period amounts were reclassified in order to conform to current year presentation.

See notes to consolidated financial statements.


                                                                             This is a revised schedule.  Revised per
                                                                             form 10Q-A dated January 10, 1994

MICHIGAN NATIONAL CORPORATION                                                     CONSOLIDATED STATEMENT OF CHANGES
AND SUBSIDIARIES                                                                  IN SHAREHOLDERS' EQUITY
                                                                                       (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------------
                                           CONVERTIBLE                                         NOTE
                                            PREFERRED       COMMON                RETAINED  RECEIVABLE
(IN THOUSANDS)                                STOCK          STOCK     SURPLUS    EARNINGS     ESOP            TOTAL
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1992                       $ 6,000    $146,372    $181,527    $446,811     $(20,812)    $759,898
  Net income                                                                        54,181                    54,181
  Common stock issued, net                                   1,680       2,102                                 3,782
  ESOP payment                                                                                    2,800        2,800
  Cash dividends
     Common stock                                                                  (22,117)                  (22,117)
     Convertible preferred stock                                                      (270)                     (270)
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1992                      6,000     148,052     183,629     478,605      (18,012)    $798,274
- -----------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1993                       $ 6,000    $149,079    $185,759    $482,949     $(18,012)     805,775
  Net income / (loss)                                                               (8,869)                   (8,869)
  Unrealized loss on marketable
  equity securities                                                                     14                        14
  Common stock issued, net                                     984       3,401                                 4,385
  Conversion of preferred stock                 (6,000)      1,200       4,800
  ESOP payment                                                                                    2,800        2,800
  Cash dividends
     Common stock                                                                  (22,618)                  (22,618)
     Convertible preferred stock  (Note K)                                             (90)                      (90)
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1993                                151,263     193,960     451,386      (15,212)    $781,397
- -----------------------------------------------------------------------------------------------------------------------




                                                                             This is a revised schedule.  Revised per
                                                                             form 10Q-A dated January 10, 1994

MICHIGAN NATIONAL CORPORATION              CONSOLIDATED STATEMENT OF CASH FLOWS
AND SUBSIDIARIES                                       (UNAUDITED)

- ---------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30  (IN THOUSANDS)                                                  1993          1992
- ---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                 $  (8,869)    $  54,181
  Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
    Provision for possible credit losses                                                        33,000        55,353
    Depreciation and amortization expense                                                      129,451        58,791
    Net amortization(accretion) associated with investment securities                              746         1,269
    Write-downs of property from defaulted loans                                                 8,249        10,087
    Net deferred income taxes                                                                  (29,830)      (13,019)
    Gain from sale of securities                                                                (6,139)       (1,494)
    Gain from sale of mortgage servicing rights                                                    (51)       (3,510)
    (Gain) Loss from sale of fixed assets                                                          776          (371)
    (Gain) Loss from sale of property from defaulted loans                                      (2,793)       (1,873)
    (Increase) decrease in operating assets:
        Trading account securities                                                             (23,390)      (43,233)
        Accrued interest receivable                                                             (8,059)        6,134
        Residential mortgages held for sale                                                     35,437      (138,159)
        Pending investment and trading securities sales                                       (151,931)      (25,399)
        Capitalized excess service fees                                                          5,101        (8,960)
        Other assets                                                                          (314,605)      (20,593)
    Increase (decrease) in operating liabilities:
        Accrued interest payable                                                                (2,382)        1,770
        Pending investment and trading securities purchases                                     38,042        54,113
        Accrued liabilities                                                                    116,276        32,911
    Other, net                                                                                   2,587         1,627
- ---------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     $(178,384)    $  19,625
- ---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Payments for:
     Purchase of investment securities                                                       $(397,230)    $(491,418)
     Purchase of premises and equipment                                                        (21,699)      (26,301)
     Purchase of mortgage servicing rights                                                     (10,588)      (16,442)
     Capital expenditures on property from defaulted loans                                      (4,604)       (2,437)
Purchase of subsidiary, net of cash and cash equivalents acquired                                3,373      (198,693)
  Proceeds from:
     Sale of investment securities                                                             266,116        80,242
     Principal collection of investment securities                                             330,854       386,049
     Sale of premises and equipment                                                                108           580
     Sale of mortgage servicing rights                                                                             8
     Sales and principal collection of property
        from defaulted loans                                                                    33,866        26,641
  Net decrease (increase) in:
      Interest-bearing deposits with banks                                                     103,968        67,924
      Money market investments                                                                  (3,018)       (1,501)
      Loans and lease financing                                                                 34,338      (170,380)
      Covered assets and FDIC assistance                                                        18,410       210,282
      Note receivable-FDIC                                                                     162,293       105,491
- ---------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                            $ 516,187     $ (29,955)
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



                                                                    This is a revised schedule.  Revised per
                                                                    form 10Q-A dated January 10, 1994

MICHIGAN NATIONAL CORPORATION                CONSOLIDATED STATEMENT OF CASH FLOWS
 AND SUBSIDIARIES                                       (UNAUDITED)

- ---------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30  (IN THOUSANDS)                                                1993          1992
- ---------------------------------------------------------------------------------------------------------------------
Financing Activities
  Payments for:
     Long-term debt                                                                         $   (4,137)    $  (8,591)
     Common stock dividends                                                                    (22,618)      (22,117)
     Preferred stock dividends                                                                     (90)         (270)
     Repurchase of common stock                                                                    (29)
  Proceeds from issuance of:
     Common stock                                                                                4,414         3,782
     Long-term debt
     Payments on note receivable--ESOP                                                           2,800         2,800
  Net (decrease) increase in:
      Deposits                                                                                (524,818)       43,578
      Short-term borrowings                                                                     28,338      (136,306)
- ---------------------------------------------------------------------------------------------------------------------
        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                    $ (516,140)    $(117,124)
- ---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   $ (178,337)    $(127,454)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               1,013,995       811,161
- ---------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                                   $  835,658     $ 683,707
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
a.)  Cash transactions:
      Interest paid                                                                         $  227,391     $ 291,918
      Federal income taxes paid (net of refunds)                                                10,016         1,515
      State taxes paid (net of refunds)                                                            634           570
b.)  Non-cash transactions in property from defaulted loan accounts:
       Transfer from loans to property from defaulted loans                                     12,547        51,226
       Loans originated to finance sales of property from defaulted loans                        5,288         2,355
       Transfer from covered assets to assets held for sale                                                    4,581
c.)  Non-cash transactions in covered assets:
      Transfer from covered assets to loans and lease financings                                   114
d.)  Fair market value of assets acquired less liabilities assumed (Note D)                     16,746       203,786
- ---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Certain prior period amounts have been reclassified in order to conform to current year presentation.



Michigan National Corporation                                                      This is a revised schedule.  Revised per
and Subsidiaries                                                                   form 10Q-A dated January 10, 1994

MANANGEMENT'S DISCUSSION AND ANALYSIS                                                1993      1993     1993      1992     1992
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Third     Second    First    Fourth    Third
TABLE 1 SELECTED QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)                      Quarter   Quarter   Quarter  Quarter   Quarter
- ----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (IN THOUSANDS)
Interest income                                                                    $176,053  $177,591 $171,142  $187,187 $190,379
Interest expense                                                                     72,646    73,682   78,678    84,274   89,385
- ----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                 103,407   103,909   92,464   102,913  100,994
Provision for possible credit losses                                                  8,000    12,494   12,506    15,317   18,571
Non-interest income                                                                  65,966    55,674   51,427    66,826   52,859
Non-interest expense                                                                135,852   138,187  176,183   141,210  122,651
- ----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense                                              25,521     8,902  (44,798)   13,212   12,631
Income tax provision (benefit)                                                       (1,506)                       1,322    1,078
- ----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $ 27,027  $  8,902 $(44,798) $ 11,890 $ 11,553
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income (loss)                                                                    $ 1.77    $ 0.58   $(3.00)   $ 0.78   $ 0.76
Cash dividends declared                                                              $ 0.50    $ 0.50   $ 0.50    $ 0.50   $ 0.50
Book value end-of-period                                                             $51.66    $50.19   $50.11    $53.65   $53.51
Market value end-of-period                                                           $58.88    $56.50   $60.00    $51.25   $44.00
Closing market value:  high                                                          $59.88    $61.63   $64.25    $52.25   $50.38
Closing market value:  low                                                           $54.50    $52.00   $50.00    $44.00   $43.50
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
SELECTED PERIOD-END BALANCES (IN MILLIONS)
 Total assets                                                                      $ 10,395  $ 10,517 $ 10,442  $ 10,663 $ 10,705
 Earning assets                                                                       8,932     9,388    9,291     9,540    9,507
 Total loans and lease financing, net of unearned income                              6,697     6,929    6,534     6,731    6,788
 Non-performing assets                                                                  276       290      293       304      309
 Deposits                                                                             8,555     8,613    8,582     8,975    8,699
 Long-term debt                                                                          78        81       82        83       83
 Shareholders' equity                                                                   781       759      757       806      798
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
SELECTED AVERAGE BALANCES (IN MILLIONS)
 Total assets                                                                      $ 10,390  $ 10,372 $ 10,184  $ 10,658 $ 10,471
 Earning assets                                                                       9,292     9,255    9,117     9,529    9,405
 Total loans and lease financing, net of unearned income                              6,880     6,742    6,477     6,737    6,560
 Deposits                                                                             8,610     8,718    8,550     8,867    8,687
 Long-term debt                                                                          79        82       82        83       88
 Shareholders' equity                                                                   770       766      810       806      801
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
 Return on average shareholders' equity                                               14.04%     4.65%  (22.13)%    5.90%    5.77%
 Return on average total assets                                                        1.04      0.34    (1.76)     0.45     0.44
 Average equity to average total assets                                                7.41      7.38     7.95      7.56     7.65
 Allowance to period-end loans                                                         2.82      2.68     2.79      2.61     2.56
 Non-performing assets to total loans (net of unearned
    income) plus property from defaulted loans and other reo , net                     4.05      4.11     4.38      4.42     4.44
 Net interest spread                                                                   3.84      3.95     3.67      3.92     3.87
 Net interest margin                                                                   4.65      4.74     4.38      4.67     4.62
 Equity to asset ratio (period end)                                                    7.51      7.22     7.25      7.56     7.45
 Leverage ratio                                                                        7.09      6.90     7.12      7.24     7.27
 Tier 1 risk based capital ratio                                                       9.01      8.79     9.12      9.69     9.54
 Total risk based capital ratio                                                       11.16     10.99    11.34     11.91    11.76
 Dividend payout ratio                                                                28.25     86.21      N/M     64.10    65.79
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

N/M = Not meaningful

Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation                          (This is revised text.
and Subsidiaries                                       Revised per Form 10-QA
                                                       dated January 10,1994)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL REVIEW

Earnings for the third quarter 1993 were $27.0 million, or $1.77 per share, which includes a one-time pre-tax gain of $10.1 million. Net income for the same period last year was $11.6 million, or $0.76 per share.

A major contributor to the increase in earnings is a sustained trend of improvement in credit quality over the past fifteen months. This was a significant factor in a $10.6 million decrease in the provision for possible credit losses to $8.0 million in the third quarter 1993 from $18.6 million in the third quarter 1992. At September 30, 1993, Watch Credits were $450 million, down $244 million, or 35%, from a high of $694 million at June 30, 1992; and total Non-performing Assets were $276 million, down $48 million, or 15%, from $324 million at June 30, 1992. Net charge-offs for the nine months ended September 30, 1993, were $20.3 million, down $18.2 million, or 47%, from the same period last year. In addition, the allowance for possible credit losses as a percentage of total loans increased to 2.82% at September 30, 1993, from 2.50% at June 30, 1992, and the allowance as a percentage of Non-performing Loans increased to 123% from 93% over the same period.

The one-time $10.1 million gain came from the sale of approximately $300 million of prime-rate-based residential mortgage loans originated and held for investment by IOMC. The loans were sold principally to prevent possible future economic loss associated with the prepayment risk inherent in this portfolio.

IOMC continues to experience unprecedented mortgage refinancing activity resulting in accelerated prepayments in its mortgage servicing portfolio. The runoff rates attributable to loan prepayments in the servicing portfolios associated with PMSR and ESF for the first nine months of 1993 were slightly higher than 40%. Since the third quarter 1992, the Corporation has aggressively addressed the effect of these prepayment trends through accelerated amortization of its PMSR and ESF assets. This accelerated amortization has resulted in dramatic declines in these

Michigan National Corporation                            (This is revised text.
and Subsidiaries                                         Revised per Form 10-QA
                                                         dated January 10,1994)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


asset balances. Therefore, although the amortization rate for these assets remained high in the third quarter 1993, actual amortization expense of $18.9 million was $7.1 million lower than in the second quarter 1993. The total PMSR and ESF asset balance declined 59% to $81 million at September 30, 1993, from $198 million at September 30, 1992.

Recent tax law changes resulted in an increase in the value of the Corporation's September 30, 1993, deferred tax assets contributing to an income tax benefit of $1.5 million in the third quarter of 1993.

Michigan National Corporation                                  This is a revised schedule.  Revised per
and Subsidiaries                                               form 10Q-A dated January 10, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 2 SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)  (UNAUDITED)
THREE MONTHS ENDED                              SEPTEMBER 30, 1993                JUNE 30, 1993                MARCH 31, 1993
- -----------------------------------------------------------------------------------------------------------------------------------
                                            AVERAGE            AVERAGE      AVERAGE            AVERAGE    AVERAGE           AVERAGE
(IN THOUSANDS)                              BALANCE   INTEREST  RATE        BALANCE   INTEREST  RATE      BALANCE  INTEREST   RATE
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities-taxable             $ 1,334,885 $ 22,012   6.54%   $ 1,343,584 $ 23,373   6.98%   $ 1,226,335 $ 22,041   7.29%
Investment securities-tax-exempt               39,405      848   8.54%        40,447      868   8.61%        41,833      919   8.91%
Investments available for sale                      8                          3,088       92  11.95%        89,703    1,816   8.21%
Trading securities                            168,314    1,881   4.43%       136,627    1,628   4.78%       147,484    1,942   5.34%
- ------------------------------------------------------------------------------------------------------------------------------------
Total securities                            1,542,612   24,741   6.36%     1,523,746   25,961   6.83%     1,505,355   26,718   7.20%

Federal funds sold and resale agreements      365,674    2,823   3.06%       367,004    2,707   2.96%       541,073    4,089   3.06%
Interest-bearing deposits with banks           31,809      282   3.52%       152,005    1,220   3.22%       116,390      974   3.39%
Money market funds                              9,201       62   2.67%         7,817       50   2.57%         7,397       44   2.41%
Loans and lease financing                   6,879,707  143,368   8.27%     6,742,123  142,702   8.49%     6,474,169  134,135   8.40%
Covered assets and FDIC assistance                                                                            2,540
Note receivable-FDIC                          462,535    8,519   7.31%       462,535    8,778   7.61%       469,748    9,302   8.03%
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets           9,291,538  179,795   7.68%     9,255,230  181,418   7.86%     9,116,672  175,262   7.80%

Allowance for possible credit losses         (188,908)                      (184,655)                      (179,584)
Cash and due from banks                       543,804                        543,738                        493,074
Other assets                                  743,659                        758,048                        753,535
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                              $10,390,093                    $10,372,361                    $10,183,697
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                       2,117,822 $ 15,462   2.90%     2,110,664 $ 14,807   2.81%     2,109,653 $ 15,713   3.02%
Savings deposits                            1,134,487    7,675   2.68%     1,099,960    7,517   2.74%     1,024,817    7,215   2.86%
Time deposits < $100,000                    2,698,401   34,090   5.01%     2,827,961   35,982   5.10%     2,936,855   38,477   5.31%
Time deposits > $100,000                      754,192    7,721   4.06%       780,401    8,088   4.16%       903,338    9,438   4.24%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits         6,704,902   64,948   3.84%     6,818,986   66,394   3.91%     6,974,663   70,843   4.12%

Federal funds purchased &
repurchase agreements                         410,691    3,282   3.17%       333,313    2,592   3.12%       242,503    1,853   3.10%
Dollar repurchase agreements                                                  29,117      310   4.27%       128,055    1,451   4.60%
Other short-term borrowings                   145,466    1,178   3.21%       116,182    1,006   3.47%       128,623    1,077   3.40%
Subordinated notes                             58,446    1,220   8.28%        58,682    1,222   8.35%        59,067    1,228   8.43%
Long-term debt                                 15,808      240   6.02%        18,187      273   6.02%        18,187      270   6.02%
Capital lease obligations                       4,356      114  10.38%         4,931      134  10.90%         5,107      138  10.96%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities      7,339,669   70,982   3.84%     7,379,398   71,931   3.91%     7,556,205   76,860   4.13%

Demand deposits                             1,905,196                      1,899,393                      1,575,036
Other liabilities                             375,257                        328,004                        242,598
- -----------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                       9,620,122                      9,606,795                      9,373,839

Shareholders' equity                          769,971                        765,566                        809,858
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $10,390,093                    $10,372,361                    $10,183,697
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income (fully taxable
   equivalent basis)                                  $108,813                       $109,487                       $ 98,402
Tax equivalent adjustment                                5,406                          5,578                          5,938
- -----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                              $103,407                       $103,909                       $ 92,464
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                    3.84%                          3.95%                          3.67%
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
     Net interest margin                                         4.65%                          4.74%                          4.38%
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation                                               This is a revised schedule.  Revised per
and Subsidiaries                                                            form 10Q-A dated January 10, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -----------------------------------------------------------------------------------------------------------------------
TABLE 3 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
- -----------------------------------------------------------------------------------------------------------------------

                                                                   Change in            Change in            Change in
Quarter-to-Date                                                  Average Balance         Interest           Average Rate
                                                                   9/30/93 vs           9/30/93 vs           9/30/93 vs
(IN THOUSANDS)                                                       6/30/93              6/30/93              6/30/93
- -----------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities-taxable                                      $  (8,699)             $(1,361)               -0.44%
Investment securities-tax-exempt                                      (1,042)                 (20)               -0.07%
Investments available for sale                                        (3,080)                 (92)              -11.95%
Trading securities                                                    31,687                  253                -0.35%
- -----------------------------------------------------------------------------------------------------------------------
    Total securities                                               $  18,866              $(1,220)               -0.47%

Federal funds sold and resale agreements                           $  (1,330)             $   116                 0.10%
Interest-bearing deposits with banks                                (120,196)                (938)                0.30%
Money market funds                                                     1,384                   12                 0.10%
Loans and lease financing                                            137,584                  666                -0.22%
Covered assets and FDIC assistance
Note receivable-FDIC                                                                         (259)               -0.30%
- -----------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                  $  36,308              $(1,623)               -0.18%

Allowance for possible credit losses                               $  (4,253)
Cash and due from banks                                                   66
Other assets                                                         (14,389)
- -----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $  17,732
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

LIABILITIES
Money market accounts                                              $   7,158              $   655                 0.09%
Savings deposits                                                      34,527                  158                -0.06%
Time deposits < $100,000                                            (129,560)              (1,892)               -0.09%
Time deposits > $100,000                                             (26,209)                (367)               -0.10%
- -----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                $(114,084)             $(1,446)               -0.07%

Federal funds purchased & repurchase agreements                    $  77,378              $   690                 0.05%
Dollar repurchase agreements                                         (29,117)                (310)               -4.27%
Other short-term borrowings                                           29,284                  172                -0.26%
Subordinated notes                                                      (236)                  (2)               -0.07%
Long-term debt                                                        (2,379)                 (33)
Capital lease obligations                                               (575)                 (20)               -0.52%
- -----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                             $ (39,729)             $  (949)               -0.07%

Demand deposits                                                    $   5,803
Other liabilities                                                     47,253
- -----------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                              $  13,327

Shareholders' equity                                               $   4,405
- -----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $  17,732
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

    Net interest income (fully taxable equivalent basis)                                  $  (674)
    Tax equivalent adjustment                                                                (172)
- -----------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                  $  (502)
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                                                                    -0.11%
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
     Net interest margin                                                                                         -0.09%
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



Michigan National Corporation                                    This is a revised schedule.  Revised per
and Subsidiaries                                                 form 10Q-A dated January 10, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------------------------------------
TABLE 3 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
- -------------------------------------------------------------------------------------------------------------
                                                                Change in       Change in       Change in
Quarter-to-Date                                              Average Balance     Interest    Average Rate
                                                               9/30/93 vs      9/30/93 vs      9/30/93 vs
( in thousands)                                                  9/30/92         9/30/92         9/30/92
- -------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities-taxable                                      $(184,329)       $ (8,826)          -1.54%
Investment securities-tax-exempt                                      (5,577)           (157)          -0.35%
Investments available for sale                                             8
Trading securities                                                    18,531             (36)          -0.66%
- -------------------------------------------------------------------------------------------------------------
    Total securities                                               $(171,367)       $ (9,019)          -1.48%

Federal funds sold and resale agreements                           $ (21,363)       $   (332)          -0.18%
Interest-bearing deposits with banks                                 (83,227)         (1,009)          -0.94%
Money market funds                                                     4,865              22           -1.00%
Loans and lease financing                                            536,573           2,687           -0.55%
Covered assets and FDIC assistance                                  (216,646)         (3,880)          -7.12%
Note receivable-FDIC                                                (162,293)         (5,328)          -1.51%
- -------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                  $(113,458)       $(16,859)          -0.64%

Allowance for possible credit losses                               $ (14,342)
Cash and due from banks                                               82,635
Other assets                                                         (35,812)
- -------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $ (80,977)
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

LIABILITIES
Money market accounts                                              $  40,579        $ (1,784)          -0.40%
Savings deposits                                                     155,827             260           -0.33%
Time deposits < $100,000                                            (388,498)         (9,794)          -0.65%
Time deposits > $100,000                                            (196,059)         (3,638)          -0.70%
- -------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                $(388,151)       $(14,956)          -0.64%

Federal funds purchased & repurchase agreements                    $ 160,965        $  1,241           -0.08%
Dollar repurchase agreements                                        (265,642)         (2,799)          -4.19%
Other short-term borrowings                                           20,573              55           -0.37%
Subordinated notes                                                    (1,269)            (27)          -0.03%
Long-term debt                                                        (7,492)            (33)           1.36%
Capital lease obligations                                             (1,100)            (31)          -0.19%
- -------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                             $(482,116)       $(16,550)          -0.61%

Demand deposits                                                    $ 311,525
Other liabilities                                                    120,185
- -------------------------------------------------------------------------------------------------------------
    Total Liabilities                                              $ (50,406)

Shareholders' equity                                               $ (30,571)
- -------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $ (80,977)
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

    Net interest income (fully taxable equivalent basis)                            $   (309)
    Tax equivalent adjustment                                                         (2,722)
- -------------------------------------------------------------------------------------------------------------
     Net interest income                                                            $  2,413
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                                                          -0.03%
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------
     Net interest margin                                                                                0.03%
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current period presentation.



Michigan National Corporation                                                     This is a revised schedule.  Revised per
and Subsidiaries                                                                  form 10Q-A dated January 10, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------------------------------------------------------
TABLE 5 SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
NINE MONTHS ENDED                                        SEPTEMBER 30, 1993                       SEPTEMBER 30, 1992

                                                    AVERAGE              AVERAGE             AVERAGE              AVERAGE
(in thousands)                                      BALANCE    INTEREST    RATE              BALANCE    INTEREST    RATE
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities-taxable                     $ 1,301,999 $  67,424      6.92%         $ 1,531,579  $ 95,404      8.32%
Investment securities-tax-exempt                       40,553     2,635      8.69%              46,307     3,061      8.83%
Investments available for sale                         30,605     1,908      8.34%
Trading securities                                    150,885     5,451      4.83%             151,606     5,929      5.22%
- --------------------------------------------------------------------------------------------------------------------------------
    Total securities                              $ 1,524,042 $  77,418      6.79%         $ 1,729,492  $104,394      8.06%

Federal funds sold and resale agreements          $   423,941 $   9,618      3.03%         $   394,882  $ 10,882      3.68%
Interest-bearing deposits with banks                   99,758     2,477      3.32%             129,742     4,576      4.71%
Money market funds                                      8,145       156      2.56%               6,493       179      3.68%
Loans and lease financing                           6,699,588   420,205      8.39%           6,395,582   430,960      9.00%
Covered assets and FDIC assistance                        837                                  291,126    16,917      7.76%
Note receivable-FDIC                                  464,913    26,600      7.65%             625,213    44,133      9.43%
- --------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                 $ 9,221,224 $ 536,474      7.78%         $ 9,572,530  $612,041      8.54%

Allowance for possible credit losses              $  (184,417)                             $  (167,394)
Cash and due from banks                               516,849                                  466,190
Other assets                                          752,312                                  761,972
- --------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                      $10,305,968                              $10,633,298
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Money market accounts                             $ 2,112,736 $  45,982      2.91%         $ 2,041,667  $ 55,765      3.65%
Savings deposits                                    1,086,834    22,408      2.76%             968,935    24,372      3.36%
Time deposits < $100,000                            2,820,188   108,550      5.15%           3,109,169   139,191      5.98%
Time deposits > $100,000                              812,109    25,246      4.16%           1,083,453    40,984      5.05%
- --------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits               $ 6,831,867 $ 202,186      3.96%         $ 7,203,224  $260,312      4.83%

Federal funds purchased & repurchase agreements   $   329,451 $   7,727      3.14%         $   273,744  $  7,604      3.71%
Dollar repurchase agreements                           51,922     1,761      4.53%             357,179    11,122      4.16%
Other short-term borrowings                           130,152     3,259      3.35%             134,860     4,173      4.13%
Subordinated notes                                     58,729     3,671      8.36%              59,703     3,725      8.33%
Long-term debt                                         17,385       783      6.02%              25,949     1,054      5.43%
Capital lease obligations                               4,795       385     10.74%               5,570       450     10.79%
- --------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities            $ 7,424,301 $ 219,772      3.96%         $ 8,060,229  $288,440      4.78%

Demand deposits                                   $ 1,784,250                              $ 1,534,970
Other liabilities                                     315,723                                  252,052
- --------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                             $ 9,524,274                              $ 9,847,251

Shareholders' equity                                  781,694                                  786,047
- --------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $10,305,968                              $10,633,298
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

Net interest income (fully taxable equivalent basis)          $ 316,702                                 $323,601
Tax equivalent adjustment                                        16,922                                   25,403
- --------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                      $ 299,780                                 $298,198
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                                3.82%                                    3.76%
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
     Net interest margin                                                     4.59%                                    4.52%
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current period presentation.



Michigan National Corporation                                                 This is a revised schedule.  Revised per
and Subsidiaries                                                              form 10Q-A dated January 10, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------------------------------------------------------------------------------
TABLE 6 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
                                                                Change in            Change in            Change in
Year-to-Date                                                 Average Balance         Interest           Average Rate
                                                               9/30/93 vs           9/30/93 vs           9/30/93 vs
(IN THOUSANDS)                                                   9/30/92              9/30/92              9/30/92
- ---------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities-taxable                                    $(229,580)            $(27,980)               -1.40%
Investment securities-tax-exempt                                    (5,754)                (426)               -0.14%
Investments available for sale                                      30,605                1,908                 8.34%
Trading securities                                                    (721)                (478)               -0.39%
- ---------------------------------------------------------------------------------------------------------------------
    Total securities                                             $(205,450)            $(26,976)               -1.27%

Federal funds sold and resale agreements                         $  29,059             $ (1,264)               -0.65%
Interest-bearing deposits with banks                               (29,984)              (2,099)               -1.39%
Money market funds                                                   1,652                  (23)               -1.12%
Loans and lease financing                                          304,006              (10,755)               -0.61%
Covered assets and FDIC assistance                                (290,289)             (16,917)               -7.76%
Note receivable-FDIC                                              (160,300)             (17,533)               -1.78%
- ---------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                $(351,306)            $(75,567)               -0.76%

Allowance for possible credit losses                             $ (17,023)
Cash and due from banks                                             50,659
Other assets                                                        (9,660)
- ---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $(327,330)
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

LIABILITIES
Money market accounts                                            $  71,069             $ (9,783)               -0.74%
Savings deposits                                                   117,899               (1,964)               -0.60%
Time deposits < $100,000                                          (288,981)             (30,641)               -0.83%
Time deposits > $100,000                                          (271,344)             (15,738)               -0.89%
- ---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                              $(371,357)            $(58,126)               -0.87%

Federal funds purchased & repurchase agreements                  $  55,707             $    123                -0.57%
Dollar repurchase agreements                                      (305,257)              (9,361)                0.37%
Other short-term borrowings                                         (4,708)                (914)               -0.78%
Subordinated notes                                                    (974)                 (54)                0.03%
Long-term debt                                                      (8,564)                (271)                0.59%
Capital lease obligations                                             (775)                 (65)               -0.05%
- ---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                           $(635,928)            $(68,668)               -0.82%

Demand deposits                                                  $ 249,280
Other liabilities                                                   63,671
- ---------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                            $(322,977)

Shareholders' equity                                                (4,353)
- ---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $(327,330)
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

 Net interest income (fully taxable equivalent basis)                                  $ (6,899)
 Tax equivalent adjustment                                                               (8,481)
- ---------------------------------------------------------------------------------------------------------------------
 Net interest income                                                                   $  1,582
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
 Net interest rate spread                                                                                       0.06%
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
 Net interest margin                                                                                            0.07%
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

Michigan National Corporation                            (This is revised text.
and Subsidiaries                                         Revised per Form 10-QA
                                                         dated January 10,1994)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income for the third quarter and first nine months of 1993 increased $13.1 million and $15.1 million, respectively over the same periods in 1992. Non-interest expenses for the third quarter and first nine months of 1993 increased $13.2 million and $102.7 million over the same periods in 1992. Activity at the Corporation's mortgage banking subsidiary was the significant contributor to these results.

Non-interest income for the three months ended September 30, 1993, included a $10.1 million gain from the sale of prime plus residential mortgage loans, reflected in the mortgage banking gains category. This sale is discussed in the Net Interest Margin section. Partially offsetting this one-time gain was a decrease in mortgage servicing fee income due to a lower balance in the Corporation's mortgage servicing portfolios. Accelerated prepayments in the Corporation's servicing portfolios contributed to the lower level of mortgage servicing fees in the third quarter compared to prior quarters.

During the second quarter 1993, the Corporation recognized a $4.6 Million one-time write-down of the assets of the Corporation's Dallas, Texas software subsidiary, BancA Corporation, due to a longer than expected sales cycle for bank software products. Virtually all the assets of BancA Corporation were sold effective October 1, 1993. The sale transaction did not result in any further loss to the Corporation.

Other employee benefits for the third quarter and first nine months of 1993 reflects $1.7 million and $5.2 million, respectively, of expense related to SFAS No. 106 which was adopted January 1, 1993. See Note C. Postretirement Benefits for further discussion.

Falling interest rates since the beginning of the year have resulted in another mortgage refinancing boom and, therefore, continued increases in prepayment trends in the Corporation's mortgage servicing portfolios. In keeping with its commitment to balance sheet integrity, the Corporation continues to aggressively acknowledge the effect of these trends on the carrying value of its mortgage servicing assets through accelerated amortization of those assets. PMSR and ESF amortization expense for the third quarter and first nine months of 1993 remained high, but actual amortization expense in the third quarter was $7.1 million lower than in this year's second quarter due to a lower balance in the Corporation's servicing portfolios.

The extraordinarily high volume of refinancing activity at IOMC has also resulted in increases in a variety of other indirect origination and servicing related administrative expenses.

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

The June 30, 1993, carrying value of the PMSR assets associated with these servicing rights to be sold was approximately $19 million, which continues to be amortized to operating expense until the sale is recognized in the fourth quarter. The amortization expense on these PMSR assets recognized during the third quarter was $4.2 million and the September 30, 1993, carrying value was approximately $15 million. In addition, the Corporation continues to accrue normal servicing income on these servicing rights until the sale is recognized in the fourth quarter. Servicing fee income associated with these servicing rights of approximately $2.8 million was accrued during the third quarter.

The major components of the Corporation's non-interest income and non-interest expense are presented in Table 11 and Table 12, respectively, for the five most recent quarters. The non-interest income and expense components of the new businesses are presented in Tables 11a and 12a. For the comparable nine month periods of 1993 and 1992, the Corporation's non-interest income and expense components are presented in Tables 13 and 14, respectively. Similar information for the new businesses is presented in Tables 13a and 14a. Also, refer to Table 15 Business Review for summary financial information regarding the Corporations principal subsidiaries.



Michigan National Corporation                                                   This is a revised schedule.  Revised per
and Subsidiaries                                                                form 10Q-A dated January 10, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ----------------------------------------------------------------------------------------------------------------------------
Table 11 NON-INTEREST INCOME  (UNAUDITED)
- ----------------------------------------------------------------------------------------------------------------------------
Three Months Ended (in thousands)                                       9/30/93    6/30/93    3/31/93   12/31/92    9/30/92
- ----------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                     $15,176    $15,362    $13,888    $13,494    $13,558
Merchant card processing fees                                             4,578      4,319      3,465      4,363      4,147
Mortgage servicing fees                                                  15,482     16,656     16,512     17,051     16,653
Amortization of capitalized excess service fees                          (4,711)    (4,266)    (8,200)    (2,378)    (3,964)
Loan service charges                                                      2,918      1,955      3,352      2,226      2,618
- ----------------------------------------------------------------------------------------------------------------------------
     Service charges                                                     33,443     34,026     29,017     34,756     33,012

Trust and investment services income                                      4,619      4,837      5,143      4,514      4,164
Gains (losses) from sale of mortgage servicing rights                                   53                 2,289         73
Investment securities gains, net                                                                           7,754       (170)
Investments available for sale gains                                         12        160      5,968
Other Income:
   Trading profits                                                          195        818        950        936      1,486
   Mortgage banking gains (losses)                                       16,984      4,681        998      6,516      4,193
   Other                                                                 10,713     11,099      9,351     10,061     10,101
- ----------------------------------------------------------------------------------------------------------------------------
    Other income                                                         27,892     16,598     11,299     17,513     15,780
- ----------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                           $65,966    $55,674    $51,427    $66,826    $52,859
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts were reclassified to conform to current period presentation.


- ----------------------------------------------------------------------------------------------------------------------------
Table 11a. NON-INTEREST INCOME-NEW BUSINESSES (Peoples National Bank - Pasadena, Peoples Bank - Houston,
Community National Bank of Houston, acquired 4/1/93.  (UNAUDITED)
- ----------------------------------------------------------------------------------------------------------------------------
Three Months Ended (in thousands)                                       9/30/93    6/30/93
- ----------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                        $455       $416
Merchant card processing fees
Loan service charges                                                         39         41
- ----------------------------------------------------------------------------------------------------------------------------
     Service charges                                                        494        457

Trust and investment services income
Gains (losses) from sale of mortgage servicing rights
Investment securities gains, net
Investments available for sale gains
Other Income:
   Trading profits
   Mortgage banking gains (losses)
   Other                                                                     31         73
- ----------------------------------------------------------------------------------------------------------------------------
    Other Income                                                             31         73
- ----------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                              $525       $530
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------

Michigan National Corporation                                                   This is a revised schedule.  Revised per
and Subsidiaries                                                                form 10Q-A dated January 10, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ----------------------------------------------------------------------------------------------------------------------------
Table 12 NON-INTEREST EXPENSE  (UNAUDITED)
- ----------------------------------------------------------------------------------------------------------------------------
Three Months Ended (in thousands)                                     9/30/93     6/30/93    3/31/93   12/31/92    9/30/92
- ----------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                     $ 47,489   $ 44,586   $ 44,560   $ 40,356   $ 43,788
Other employee benefits                                                  12,198     13,257     12,990     10,301     11,170
Net occupancy                                                             7,460      7,529      7,337      6,273      7,632
Equipment                                                                 9,748     10,600     10,714     10,157      9,147
Outside services                                                          8,795      8,052      7,735      7,819      7,698
Defaulted loan expense, net                                               6,026      2,819      3,480     10,073      4,997
Amortization of purchased mortgage servicing rights                      14,154     21,654     59,340     25,207     14,293
Other Expenses:
   FDIC Insurance                                                         5,406      5,526      5,474      5,003      4,957
   Assets held for sale, net (income) loss                                    8        (92)      (129)         6       (387)
   Communications                                                         2,434      2,322      2,441      2,389      2,365
   Stationery and supplies                                                2,264      2,382      2,466      2,393      2,201
   Advertising                                                            1,971      2,060      1,906        939        850
   Michigan single business tax                                           1,827      2,062      2,209        319      1,820
   Postage                                                                1,470      1,589      1,631      1,433      1,378
   Amortization of goodwill                                                 300        300        223        265        203
   Uncollected interest on early payoffs of loans serviced                3,648      2,827      1,901      3,015      1,439
   Provision for foreclosure costs on loans serviced                        873        837      1,985      4,606      2,192
   Other                                                                  9,781      9,877      9,920     10,656      6,908
- ----------------------------------------------------------------------------------------------------------------------------
    Other expenses                                                       29,982     29,690     30,027     31,024     23,926
- ----------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                         $135,852   $138,187   $176,183   $141,210   $122,651
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Net overhead ratio (1)                                                     3.01%      3.25%      5.47%      3.12%      2.97%
Efficiency ratio (2)                                                      77.73%     83.67%    117.59%     79.00%     75.72%
- ----------------------------------------------------------------------------------------------------------------------------

(1) Non-interest expense less non-interest income divided by average earning assets.
(2) Non-interest expense divided by the sum of net interest income on a fully taxable basis and non-interest income. Certain prior period amounts were reclassified to conform to current period presentation.


- ----------------------------------------------------------------------------------------------------------------------------
Table 12 a. NON-INTEREST EXPENSE-NEW BUSINESSES (Peoples National Bank - Pasadena, Peoples Bank - Houston,
Community National Bank of Houston, acquired 4/1/93.  (UNAUDITED)
- ----------------------------------------------------------------------------------------------------------------------------

Three Months Ended (in thousands)                                        9/30/93     6/30/93
- ----------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                       $  487     $  493
Other employee benefits                                                      82        113
Net occupancy                                                                41         71
Equipment                                                                    82         64
Outside services                                                            196        121
Defaulted loan expense, net                                                  10         22
Amortization of purchased mortgage servicing rights
Other Expenses:
   FDIC Insurance                                                            19         52
   Assets held for sale, net (income) loss
   Communications                                                            14         11
   Stationery and supplies                                                   80         20
   Advertising                                                                5          7
   Michigan single business tax
   Postage                                                                   21         20
   Amortization of goodwill                                                  77         76
   Uncollected interest on early payoffs of loans serviced
   Provision for foreclosure costs on loans serviced
   Other                                                                     39        115
- ----------------------------------------------------------------------------------------------------------------------------
    Other expenses                                                          255        301
- ----------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                           $1,153     $1,185
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------



Michigan National Corporation                                      This is a revised schedule.  Revised per
and Subsidiaries                                                   form 10Q-A dated January 10, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------------------------------------------
Table 13 NON-INTEREST INCOME  (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED (IN THOUSANDS)                                              9/30/93        9/30/92
- --------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                          $ 44,426       $ 39,108
Merchant card processing fees                                                  12,362         10,824
Mortgage servicing fees                                                        48,650         49,286
Amortization of capitalized excess service fees                               (17,176)        (7,107)
Loan service charges                                                            8,225          6,033
- --------------------------------------------------------------------------------------------------------------------
     Service charges                                                           96,487         98,144

Trust and investment services income                                           14,600         13,363
Gains (losses) from sale of mortgage servicing rights                              51          3,510
Investment securities gains, net                                                               1,495
Investments available for sale gains                                            6,139
Other income:
   Trading profits                                                              1,962          6,771
   Mortgage banking gains (losses)                                             22,663          4,960
   Other                                                                       31,165         29,724
- --------------------------------------------------------------------------------------------------------------------
    Other income                                                               55,790         41,455
- --------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                $173,067       $157,967
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

Certain prior year amounts were reclassified to conform to current year presentation.


- --------------------------------------------------------------------------------------------------------------------
Table 13a. NON-INTEREST INCOME-NEW BUSINESSES (First Collateral Services, Inc,  acquired 4/14/92, results for the period January 1, 1993 to March 31, 1993 only; BancA Corporation, aquired 7/29/92, results for the period January
1, 1993 to July 31, 1993; and Peoples National Bank-Pasadena, Peoples Bank-Houston, Community National Bank of
Houston, acquired 4/1/93. (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED (IN THOUSANDS)                                               9/30/93
- --------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                            $  872
Merchant card processing fees
Mortgage servicing fees
Loan service charges                                                              443
- --------------------------------------------------------------------------------------------------------------------
     Service charges                                                            1,315

Trust and investment services income
Gains (losses) from sale of mortgage servicing rights
Investment securities gains, net
Investments available for sale gains
Other income:
   Trading profits
   Mortgage banking gains (losses)
   Other                                                                          804
- --------------------------------------------------------------------------------------------------------------------
    Other income                                                                  804
- --------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                  $2,119
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

Michigan National Corporation                               This is a revised schedule.  Revised per
and Subsidiaries                                            form 10Q-A dated January 10, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------------------------------------------
Table 14 NON-INTEREST EXPENSE  (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED (IN THOUSANDS)                                       9/30/93        9/30/92
- --------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                           $136,635       $125,191
Other employee benefits                                                        38,445         34,569
Net occupancy                                                                  22,326         22,850
Equipment                                                                      31,062         28,139
Outside services                                                               24,567         20,888
Defaulted loan expense, net                                                    12,326         12,156
Amortization of purchased mortgage servicing rights                            95,148         27,793
Other Expenses:
   FDIC Insurance                                                              16,406         14,729
   Assets held for sale, net (income) expense                                    (213)          (388)
   Communications                                                               7,197          7,211
   Stationery and supplies                                                      7,112          6,697
   Advertising                                                                  5,937          3,182
   Michigan single business tax                                                 6,098          4,976
   Postage                                                                      4,690          4,466
   Amortization of goodwill                                                       823            608
   Uncollected interest on early payoffs of loans serviced                      8,377          4,529
   Provision for foreclosure costs on loans serviced                            3,695          8,047
   Other                                                                       29,591         21,923
- --------------------------------------------------------------------------------------------------------------------
    Other expenses                                                             89,713         75,980
- --------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                               $450,222       $347,566
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
Net overhead ratio (1)                                                           4.01%          2.64%
Efficiency ratio (2)                                                            91.93%         72.17%
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

- --------------------------------------------------------------------------------------------------------------------
Table 14a. NON-INTEREST EXPENSE-NEW BUSINESSES (First Collateral Services, Inc, acquired 4/14/92, results for the period January 1, 1993 to March 31, 1993 only; BancA Corporation, aquired 7/29/92, results for the period January 1,
1993 to July 31, 1993; and Peoples National Bank-Pasadena, Peoples Bank-Houston, Community National Bank of Houston,
acquired 4/1/93. (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED (IN THOUSANDS)                                       9/30/93
- --------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                            $ 3,155
Other employee benefits                                                           587
Net occupancy                                                                     482
Equipment                                                                         295
Outside services                                                                  762
Defaulted loan expense, net                                                        32
Amortization of purchased mortgage servicing rights
Other Expenses:
   FDIC Insurance                                                                  71
   Assets held for sale, net (income) expense
   Communications                                                                  74
   Stationery and supplies                                                        140
   Advertising                                                                     57
   Michigan single business tax
   Postage                                                                         46
   Amortization of goodwill                                                       174
   Uncollected interest on early payoffs of loans serviced
   Provision for foreclosure costs on loans serviced
   Other                                                                        4,788
- --------------------------------------------------------------------------------------------------------------------
    Other expenses                                                              5,350
- --------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                $10,663
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

Michigan National Corporation and Subsidiaries                                This is a revised schedule.  Revised per
                                                                              Form 10Q-A dated January 10, 1994.
MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------------------------------------------------------
TABLE 15 BUSINESS REVIEW    (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------------------
                                                              MNB
                                                        (excluding IOMC)               IOMC                       IOBOC
Three Months Ended September 30 (in thousands)          1993        1992          1993        1992          1993        1992
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                 $ 74,138    $ 65,852      $  8,247    $  6,104      $  7,004    $  5,840

Non-interest income                                      33,262      30,283        33,153      21,740         1,011         421
Gains from sale of mortgage servicing rights                                                       73
Amortization of capitalized excess service fees                                   (4,711)     (3,964)
Amortization of purchased mortgage servicing rights                               (14,154)    (14,293)
Other non-interest expense                              (83,578)    (78,850)      (20,980)    (19,263)       (4,778)     (3,423)
                                                     ----------  ----------    ----------  ----------    ----------  ----------
Income before taxes                                    $ 23,822    $ 17,285      $  1,555    $ (9,603)     $  3,237    $  2,838
                                                     ----------  ----------    ----------  ----------    ----------  ----------
                                                     ----------  ----------    ----------  ----------    ----------  ----------
At September 30
Total assets                                         $8,908,801  $9,223,478    $1,274,126  $1,239,845    $1,001,480  $1,111,847
Total Liabilities                                    $8,270,987  $8,581,750    $1,251,265  $1,208,147    $  871,969  $  991,586
Total Equity                                         $  637,814  $  641,728    $   22,861  $   31,698    $  129,511  $  120,261

Mortgage Servicing Portfolio (2):
  Originated Servicing                                                            $ 4,223     $ 3,557
  Purchased Servicing                                                             $ 6,567     $10,981
                                                                               ----------  ----------
   Total                                                                          $10,790     $14,538
                                                                               ----------  ----------
                                                                               ----------  ----------

(1) Amounts include intercompany eliminations
(2) A sale of approximately $2.2 billion of servicing will be recognized, for accounting purposes, in the fourth quarter, 1993. The mortgage servicing portfolio at September 30, 1993, excludes the loans associated with this transaction.

Certain prior period amounts have been reclassified to conform to current period presentation.


Michigan National Corporation and Subsidiaries                                              This is a revised schedule.  Revised per
MANAGEMENT'S DISCUSSION AND ANALYSIS                                                        Form 10Q-A dated January 10, 1994.

- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 15 BUSINESS REVIEW (Continued)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                          Texas Bank         Holding Company and                 Consolidated
                                                         Subsidiaries        other operations (1)                   MNC
Three Months Ended September 30 (in thousands)           1993      1992           1993          1992           1993        1992
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                  $ 6,193    $ 4,589         $  (175)      $    38     $  95,407   $  82,423

Non-interest income                                       1,486        944           1,765         3,362        70,677      56,750
Gains from sale of mortgage servicing rights                                                                                    73
Amortization of  capitalized excess service fees                                                                (4,711)     (3,964)
Amortization of purchased mortgage servicing rights                                                            (14,154)    (14,293)
Other non-interest expense                               (5,001)    (3,462)         (7,361)       (3,360)     (121,698)   (108,358)
                                                        -------    -------         -------       -------     ---------   ---------
Income before taxes                                     $ 2,678    $ 2,071         $(5,771)      $    40     $  25,521   $  12,631
                                                        -------    -------         -------       -------     ---------   ---------
                                                        -------    -------         -------       -------     ---------   ---------
At September 30
Total assets                                           $576,526   $469,394     $(1,365,523)  $(1,339,967)  $10,395,410 $10,704,597
Total Liabilities                                      $529,066   $433,130     $(1,309,274)  $(1,308,290)  $ 9,614,013 $ 9,906,323
Total Equity                                           $ 47,460   $ 36,264     $   (56,249)  $   (31,677)  $   781,397 $   798,274





(1) Amounts include intercompany eliminations



Certain prior period amounts have been reclassified to conform to current period presentation.



Michigan National Corporation and Subsidiaries                                     This is a revised schedule.  Revised per
MANAGEMENT'S DISCUSSION AND ANALYSIS                                               Form 10Q-A dated January 10, 1994.

- --------------------------------------------------------------------------------------------------------------------------------
TABLE 16 BUSINESS REVIEW    (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------------------
                                                              MNB
                                                        (excluding IOMC)               IOMC                       IOBOC
Nine Months Ended September 30 (in thousands)           1993        1992          1993        1992          1993        1992
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                $ 213,672   $ 196,307      $ 17,723    $ 16,687      $ 19,152    $ 16,381

Non-interest income                                     101,512      91,146        73,279      56,704         2,278         855
Gains from sale of mortgage servicing rights                                           51       3,510
Amortization of capitalized excess service fees                                   (17,176)     (7,107)
Amortization of purchased mortgage servicing rights                               (95,148)    (27,793)
Other non-interest expense                             (242,834)   (235,036)      (61,750)    (54,985)      (14,014)    (10,288)
                                                       --------    --------      --------    --------      --------    --------
Income before taxes                                   $  72,350   $  52,417      $(83,021)   $(12,984)     $  7,416    $  6,948
                                                       --------    --------      --------    --------      --------    --------
                                                       --------    --------      --------    --------      --------    --------



Michigan National Corporation and Subsidiaries                                        This is a revised schedule.  Revised per
                                                                                      Form 10Q-A dated January 10, 1994.
MANAGEMENT'S DISCUSSION AND ANALYSIS

- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 16 BUSINESS REVIEW (Continued)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                          Texas Bank         Holding Company and                 Consolidated
                                                         Subsidiaries        other operations (1)                   MNC
Nine Months Ended September 30 (in thousands)            1993      1992           1993          1992           1993        1992
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                 $ 16,677   $ 13,389        $   (444)      $    81     $ 266,780   $ 242,845

Non-interest income                                       5,015      2,860           8,108         9,999       190,192     161,564
Gains from sale of mortgage servicing rights                                                                        51       3,510
Amortization of capitalized excess service fees                                                                (17,176)     (7,107)
Amortization of purchased mortgage servicing rights                                                            (95,148)    (27,793)
Other non-interest expense                              (13,642)   (10,204)        (22,834)       (9,260)     (355,074)   (319,773)
                                                       --------   --------        --------      --------      --------    --------
Income before taxes                                    $  8,050   $  6,045        $(15,170)      $   820     $ (10,375)  $  53,246
                                                       --------   --------        --------      --------      --------    --------
                                                       --------   --------        --------      --------      --------    --------

(1) Amounts include intercompany eliminations.



                                                                                   This is a revised schedule.  Revised per
                                                                                   form 10Q-A dated January 10, 1994

- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 17 CAPITAL RATIOS    (UNAUDITED)
Quarter Ended  (in thousands)                                            9/30/93     6/30/93     3/31/93     12/31/92    9/30/92
- -----------------------------------------------------------------------------------------------------------------------------------
Tier 1:
  Common shareholders' equity                                           $  753,822  $  733,564  $  730,884  $  779,093  $  771,853
  Convertible preferred stock                                                                        6,000       6,000       6,000
  Intangible assets                                                        (14,239)    (14,702)    (10,550)    (10,936)    (11,366)
- -----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                                $  739,583  $  718,862  $  726,334  $  774,157  $  766,487
- -----------------------------------------------------------------------------------------------------------------------------------
Tier 2:
  Allowance for possible credit losses (1)                              $  103,718  $  103,208  $  100,609  $  100,798  $  101,476
  Equity commitment note                                                    15,212      18,012      18,012      18,012      18,012
  Equity contract note                                                      57,944      58,184      58,504      58,735      58,722
  Qualified subordinated debt
- -----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                                $  176,874  $  179,404  $  177,125  $  177,545  $  178,210
- -----------------------------------------------------------------------------------------------------------------------------------
    Total qualifying capital                                            $  916,457  $  898,266  $  903,459  $  951,702  $  944,697
- -----------------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                                     7,389,159   7,540,523   7,319,376   7,379,667   7,427,746
Risk-weighted off-balance sheet exposure                                   922,510     730,814     739,858     695,090     690,305
- -----------------------------------------------------------------------------------------------------------------------------------
    Less: disallowance for loan loss & intangibles                         101,496      97,333      92,507      86,027      83,705
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
    Total risk-weighted assets and off-balance sheet exposure           $8,210,173  $8,174,004  $7,966,727  $7,988,730  $8,034,346
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------


- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
    Tier 1 risk based capital ratio                                           9.01%       8.79%       9.12%       9.69%       9.54%
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
    Total risk based capital ratio                                           11.16%      10.99%      11.34%      11.91%      11.76%
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
    Leverage ratio                                                            7.09%       6.90%       7.12%       7.24%       7.27%
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

(1) The allowance for possible credit losses is limited to 1.25% of the total risk-weighted assets and off-balance sheet exposure.


                                                                                        This is a revised schedule.  Revised per
                                                                                        form 10Q-A dated January 10, 1994

- ----------------------------------------------------------------------------------------------------------------------------------
TABLE 18 LIQUIDITY           (UNAUDITED)
Quarter Ended  (in thousands)                                                9/30/93    6/30/93    3/31/93   12/31/92    9/30/92
- ----------------------------------------------------------------------------------------------------------------------------------
Parent Company:
   Subsidiaries' retained earnings available for dividends  (1)               $52,029    $31,426    $40,817    $51,315    $50,096

Subsidiary Companies (2):
   Core deposits as a percent of total assets                                   75.28%     75.78%     74.41%     75.19%     72.45%
   Short-term borrowings as a percent of total assets                            5.41%      6.28%      5.14%      4.98%      6.61%
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

(2) Certain prior period amounts have been reclassified to conform to current period presentation.



MICHIGAN NATIONAL CORPORATION                                         This is a revised schedule.  Revised per
AND SUBSIDIARIES                                                      Form 10-QA dated January 10, 1994.



                                 PART 1 EXHIBIT


EXHIBIT (11)   COMPUTATION OF EARNINGS PER COMMON SHARE            (UNAUDITED)


- -----------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30                   SEPTEMBER 30
- -----------------------------------------------------------------------------------------------------------

                                                           1993          1992             1993      1992
- -----------------------------------------------------------------------------------------------------------
(in thousands, except per share)

PRIMARY
  Net Income                                              $27,027       $11,553          $(8,869)  $54,181
                                                        ---------------------------------------------------

  Average common shares outstanding                        15,135        14,797           15,057    14,718
  Common stock equivalents                                    154 (1)       351                        346
                                                        ---------------------------------------------------

  AVERAGE PRIMARY SHARES OUTSTANDING                       15,289        15,148           15,057    15,064
                                                        ---------------------------------------------------
                                                        ---------------------------------------------------


  PRIMARY EARNINGS PER SHARE                              $  1.77       $  0.76          $ (0.59)  $  3.60
                                                        ---------------------------------------------------
                                                        ---------------------------------------------------



FULLY DILUTED
  Net Income                                              $27,027       $11,553          $(8,869)  $54,181
                                                        ---------------------------------------------------

  Average common shares outstanding                        15,135        14,797           15,057    14,718
  Common stock equivalents                                    189 (1)       351                        346
                                                        ---------------------------------------------------

  AVERAGE FULLY DILUTED SHARES
   OUTSTANDING                                             15,324        15,148           15,057    15,064
                                                        ---------------------------------------------------
                                                        ---------------------------------------------------


  FULLY DILUTED EARNINGS PER SHARE                        $  1.76       $  0.76          $ (0.59)  $   3.60
                                                        ---------------------------------------------------
                                                        ---------------------------------------------------

 (1) The Corporation has changed from the "if converted" method to the "treasury stock" method to calculate the dilutive effect of its Cancelable Mandatory Stock Purchase Contracts (Equity Contracts).