Form 10-K
period 1993-12-31
MICHIGAN NATIONAL CORP
filed 1994-03-31
CIK 65660

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                  FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended                   December 31, 1993

                                       or

(  )     Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 (Fee Required)

For the transition period from _____________________to_____________________

Commission File Number                          0-7186


                        MICHIGAN NATIONAL CORPORATION
           (Exact name of registrant as specified in its charter)

             Michigan                            38-0111135
- ----------------------------------  ----------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

27777 Inkster Road, Farmington Hills, MI                 48334
- ----------------------------------------      -----------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (810) 473-3000
                                                   ------------------------

Securities registered pursuant to Section 12(b) of the Act:
Title of each class               Name of each exchange on which registered

                None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, $10 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           (X) Yes      ( ) No

At February 28, 1994, the registrant's common stock, $10 par value held by nonaffiliates, had an aggregate market value of $991,739,970 based on the closing price of $65.25 and 15,199,080 common shares outstanding.

At February 28, 1994, the registrant had outstanding 15,199,080 shares of its common stock, $10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Part III: Items 10-13--Portions of registrant's March 1994 Proxy Statement.
Part IV: Item 14(c)3--Registrant's Form 10-K for the year ended December 31, 1988, and Item 14(c)10--Registrant's Form 10-Ks for the years ended December 31, 1992, 1990, 1989 and 1987.

INDEX TO ANNUAL REPORT ON FORM 10-K
MICHIGAN NATIONAL CORPORATION

PART I
Item 1  BUSINESS .................................................  8
          Statistical Disclosure By Bank Holding Companies
           Summary of Consolidated Net Interest Income............ 17
           Volume/Rate Analysis .................................. 18
           Investment Securities Portfolio ....................... 49
           Loans and Lease Financing Portfolio ................... 27
           Loan Maturities and Interest Rate Sensitivity ......... 20
           Non-Performing Loans .................................. 30
           Cross-Border Outstandings ............................. 33
           Analysis of the Allowance for Possible Credit
            Losses ............................................... 33
           Allocation of the Allowance for Possible Credit
            Losses ............................................... 34
           Average Deposits ...................................... 17
           Time Deposits of $100,000 or More, Maturity
            Distribution ......................................... 20
           Financial Ratios ...................................... 13
           Short-Term Borrowings ................................. 60
Item 2  PROPERTIES ............................................... 10
Item 3  LEGAL PROCEEDINGS ........................................ 66
Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        No matters were submitted to, or voted on, by security holders during the fourth quarter of 1993.

- -----------------------------------------------------------------------
PART II
- -----------------------------------------------------------------------
Item 5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS ...................................... 73
Item 6  SELECTED FINANCIAL DATA .................................. 13
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ...................... 11
Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         Michigan National Corporation and Subsidiaries
          Consolidated Statement of Condition
           December 31, 1993 and 1992 ............................ 40
          Consolidated Statement of Income
           Years Ended December 31, 1993, 1992 and 1991 .......... 41
          Consolidated Statement of Changes in Shareholders' Equity
           Years Ended December 31, 1993, 1992 and 1991 .......... 43
          Consolidated Statement of Cash Flows
           Years Ended December 31, 1993, 1992 and 1991 .......... 42
          Notes to Consolidated Financial Statements ............. 44
          Independent Auditors' Report ........................... 72
          Selected Quarterly Financial Data .......................74
Item 9   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE--None

- ---------------------------------------------------------------------
PART III
- ---------------------------------------------------------------------
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       (1)
Item 11  EXECUTIVE COMPENSATION                                   (1)
Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                              (1)

INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED

- --------------------------------------------------------------------------------
PART III (CONTINUED)
- --------------------------------------------------------------------------------

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           (1)

- --------------------------------------------------------------------------------
PART IV
- --------------------------------------------------------------------------------
Item 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K
                 (a)    Certain documents filed as a part of the Form 10-K
                         Financial Statements and Schedules - the financial statements and schedules filed as part of this report are listed under Item 8.
                 (b)    Reports on Form 8-K
                         No reports on Form 8-K were filed for the three month period ended December 31, 1993.
                 (c)    Exhibits required by Item 601 of Regulation S-K
                        3.     Articles of Incorporation and By-Laws
                               a. Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3(a) on Form 10-K for the year ended
                                    December 31, 1988.
                               b.   By-Laws, as amended, are incorporated
                                    herein by reference to Exhibit A on
                                    Form 8-K filed December 19, 1990.
                        4. Instruments defining the Rights of Security Holders,including indentures
                               a.   Note Purchase Agreement between Marine
                                    Midland Bank, N.A., dated July 10, 1985, incorporated herein by reference to Exhibit
                                    E on Form 10-C filed July 22, 1985.
                               b.   Stock and Warrant Purchase Agreement
                                    between Marine Midland Banks, Inc. and
                                    Michigan National Corporation dated July
                                    10, 1985, incorporated herein by reference to Exhibit F on Form 10-C filed July 22,
                                    1985.
                               c.   Stock Purchase Agreement dated July 10,
                                    1985 between  Michigan National Corporation
                                    Employee Stock Ownership Plan and Michigan
                                    National Corporation, incorporated herein by reference to Exhibit D on Form 10-C filed July 22, 1985.
                               d.   Exchange Agreement and Certificate of
                                    Determination of  Relative Rights and
                                    Preferences of 6% Cumulative Convertible
                                    Preferred Stock ($10 par value),
                                    incorporated herein by reference to Item
                                    6.(a)-Exhibit (4) on Form 10-Q dated March
                                    31, 1988.
                               e.   Rights Agreement dated April 25, 1988
                                    between Michigan National Corporation
                                    and Mellon Bank, N.A., incorporated
                                    herein by reference to Exhibit 1 on Form
                                    8-A filed April 26, 1988.
                               f. Registration No. 33-4515, 500,000 shares of Common Stock of Michigan National
                                    Corporation (Michigan National  Corporation
                                    1985 Stock Option Plan), incorporated
                                    herein  by reference to Exhibit 4.1 of Form
                                    S-8 dated April 2,  1986.

INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED

- ---------------------------------------------------------------------
PART IV (CONTINUED)
- ---------------------------------------------------------------------
                               g. Registration No. 33-17222, 500,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation Stock Option and Performance Incentive
                                    Plan), incorporated herein by reference to
                                    Exhibit 4.1 of Form S-8 dated September 9,
                                    1987.
                               h. Registration No. 33-18943, 1,303,045 shares of Common Stock of Michigan National Corporation (Employee Stock Ownership
                                    Plan), incorporated herein by reference to
                                    Exhibit 4.1 of Form S-8 dated December 8,
                                    1987.
                               i. Registration No. 33-22430, 656,787 shares of Common Stock of Michigan National Corporation, incorporated herein by reference to Form S-3 dated June 9, 1988.
                               j. Registration No. 33-22542, 250,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation Employees' Stock Bonus Plan, 401- (k) account), incorporated herein by reference to Exhibit 4.1 of Form S-8 dated June 27, 1988.
                               k. Registration No. 33-24751, Indenture, dated as of November 10, 1988, between Michigan National Corporation and Bankers Trust Company, incorporated herein by reference to Exhibit 4.1, of Form S-3 dated October 6, 1988.
                               l. Registration No. 33-45188, 200,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation Nonqualified Stock Option Plan), incorporated herein by reference to Form S-8 dated January 21, 1992.
                               m. Registration No. 33-58644, Senior Indenture between Michigan National Corporation and First National Bank of Chicago and Subordinated Indenture between Michigan National Corporation and First Trust National Association, incorporated herein by reference to Exhibit (4) (a) and Exhibit
                                    (4) (b) respectively, on Form S-3  dated
                                    January 23, 1993.
                               n. Registration No. 33-58644, proposed sale of up to $150,000,000 of debt securities filed as a shelf registration, is incorporated herein by reference to Form S-3, dated February 23, 1993.

                        10.    Material Contracts
                               a. Employment Agreement dated January 16, 1985 between Michigan National Corporation and
                                    Robert J. Mylod, as amended............. (2)
                               b. Pension Agreement dated January 16, 1985 between Michigan National Corporation and Robert J. Mylod, as amended March 17,
                                    1993.....................................(5)

INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED

- ---------------------------------------------------------------------
PART IV (CONTINUED)
- ---------------------------------------------------------------------
                               c. Loan Agreement between Michigan National Corporation and the Michigan National Corporation Employee Stock Ownership Plan dated July 10, 1985, incorporated herein by reference to exhibit C on Form 10-C filed July 22, 1985.
                               d. Pension Agreement dated October 22, 1987 between Michigan National Corporation and Eric D. Booth, as amended February 26,
                                    1993.................................... (5)
                               e. Assistance, Capital Maintenance and Stock Purchase Agreements among the Registrant, the Federal Savings and Loan Insurance Corporation and Beverly Hills Federal Savings Bank, incorporated herein by reference to Exhibits 2.0, 28.1, and 28.2, respectively, on Form 8-K filed January 4, 1989.
                               f. Master Purchase Agreement for Credit Card Portfolio and Related Assets between Independence One Bank, N.A. and Michigan National Bank (Sellers); and The Chase Manhattan Bank (USA), N.A. (Purchaser) as amended, incorporated herein by reference to Form 8-K's filed May 25, 1989 and July
                                    18, 1989.
                               g.   Form Michigan National Corporation
                                    Executive Change in Control Severance
                                    Agreement dated September 14, 1989, between
                                    Michigan National Corporation and nine
                                    current Executive Officers including,
                                    Robert J. Mylod, Eric D. Booth, Charles W.
                                    Kight, Richard C. Webb and W. David
                                    Tull.................................... (3)
                               h. Separation Agreement dated February 6, 1990 between Michigan National Corporation and
                                    K. Larry Hastie......................... (3)
                               i. Separation Agreement dated March 27, 1990 between Michigan National Corporation and
                                    Richard A. Bondie....................... (4)
                               j. Form Michigan National Corporation Director Indemnification Agreement dated September 19, 1990 between Michigan National Corporation and the 15 members of the Board of Directors............................ (4)
                               k. Separation Agreement dated October 23, 1990 between Michigan National Corporation and
                                    Peter K. Thomsen........................ (4)
                               l. Pension Agreement dated November 7, 1990 between Michigan National Corporation and
                                    W. David Tull, as amended March 9,
                                    1993.................................... (5)
                               m. Pension Agreement dated November 7, 1990 between Michigan National Corporation and Charles W. Kight, as amended March 12,
                                    1993.................................... (5)
                               n.   Pension Agreement dated January 1, 1991
                                    between Michigan National Corporation and
                                    Lawrence L.Gladchun,  as amended March 4,
                                    1993.................................... (5)

INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED

- ---------------------------------------------------------------------
PART IV (CONTINUED)
- ---------------------------------------------------------------------
                               o.   Pension Agreement dated January 1, 1991
                                    between Michigan National Corporation and
                                    Richard C. Webb, as amended March 5,
                                    1993.................................... (5)
                               p.   Employment Agreement dated November 17,
                                    1993 between  Michigan National Corporation
                                    and Douglas E. Ebert......................76
                               q. Pension Agreement dated January 10, 1994 between Michigan National Corporation and
                                    Douglas E. Ebert......................... 91
                               r.   Michigan National Corporation Executive
                                    Change in Control Severance Agreements
                                    dated January 14, 1994, and March 2, 1994,
                                    between Michigan National Corporation and
                                    Douglas E. Ebert and Michigan National
                                    Corporation and Joseph J. Whiteside,
                                    respectively.  These documents are the
                                    same, except for the names and dates, as
                                    the Form Michigan National Corporation
                                    Executive Change in Control Severance
                                    Agreement dated September 14, 1989...... (3)
                               s. Employment Agreement dated March 2, 1994 between Michigan National Corporation and
                                    Joseph J. Whiteside.......................83
                               t.   Pension Agreement dated March 11, 1994
                                    between Michigan National Corporation and
                                    Joseph J. Whiteside...................... 91
                        11. Statement regarding computation of per share earnings - Sufficient data is available in the financial statements to compute per share earnings, therefore this statement is not included.
                        13. Annual report to shareholders - the registrant's 1993 annual report to shareholders is not incorporated by reference in whole or in part to this Form 10-K and therefore, is not filed as an exhibit.
                        21.    Subsidiaries of the registrant................ 92
                        23.    Consent of Independent Auditors............... 93
                        99. Principal commitments of the Memorandum of Understanding between Michigan National Bank and the Central District Office of the Comptroller of Currency dated August 4, 1993, which is incorporated herein by reference to Item 5 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

                 d. Financial Statement Schedules required by Regulation S-X -
                    not applicable

SIGNATURES................................................................... 94



(1)    Incorporated by reference to the registrant's March 1994 Proxy Statement.
(2) This exhibit is incorporated herein by reference to Exhibit 10 on Form 10-K for the year ended December 31, 1987.

INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED


(3) This exhibit is incorporated herein by reference to Exhibit 10 on Form 10-K for the year ended December 31, 1989.
(4) This exhibit is incorporated herein by reference to Exhibit 10 on Form 10-K for the year ended December 31, 1990.
(5) This exhibit is incorporated herein by reference to Exhibit 10 on Form 10-K for the year ended December 31, 1992.

FORM 10-K
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES


ITEM 1.  BUSINESS

GENERAL
Michigan National Corporation (MNC), a registered bank and savings and loan association holding company, is incorporated under the laws of the State of Michigan.

MNC owns 100% of the common stock of four of its bank and savings and loan subsidiaries, and its five non-bank subsidiaries. MNC owns 49% of the common stock of the holding company of an additional bank subsidiary.

Effective October 1, 1993, MNC sold substantially all the assets and certain liabilities of BancA Corporation, a Dallas, Texas computer software company. The assets were previously written down during the second quarter of 1993 with a $4.6 million charge to income and no additional loss resulted from the sale transaction. MNC had acquired all the assets and assumed certain liabilities of BancA Corporation on July 29, 1992, for a cash purchase price of $3.5 million.

On April 1, 1993, Peoples National Bank, Pasadena, Texas; Peoples Bank, Houston, Texas; and Community National Bank, Friendswood, Texas were acquired and merged into Lockwood Banc Group, Inc. (Lockwood). The cash purchase price for the acquisition was $16.7 million, which was equal to the estimated net fair value of those institutions. The transaction was accounted for under the purchase method and goodwill of $4.1 million was recognized in the acquisition, which is being amortized over 15 years on a straight-line basis.

MNC has approximately 5,900 full-time equivalent employees. At the end of 1993, MNC was the fourth largest bank holding company in Michigan based upon total assets. Michigan National Bank (MNB), MNC's principal banking subsidiary, has 190 branch offices, operates one of the largest automated teller machine networks in Michigan and provides all services associated with a full-service commercial banking institution.

INDUSTRY SEGMENTS
MNC operates in two industry segments - the mortgage banking industry and the financial institutions industry. Please refer to Note W. to consolidated financial statements for industry segment information.

Independence One Mortgage Corporation (IOMC) operates the mortgage banking business and has 23 offices in ten states. IOMC's principal business activities are discussed in the Mortgage Banking Activities section of Note A. to consolidated financial statements.

The financial institutions primary businesses are retail banking, commercial banking and investment banking. These businesses are operated by MNB. Independence One Bank of California (IOBOC), Lockwood and First State Bank & Trust also operate retail and commercial banking businesses.


COMPETITION
Michigan is a highly competitive financial services market. Michigan laws that allow reciprocal interstate banking with contiguous states and nationwide interstate banking have enlarged the banking market and heightened competitive forces. MNB competes primarily with other Michigan banks for loans, deposits and trust accounts. Further competition comes from a variety of financial intermediaries including savings and loan associations, consumer finance companies, mortgage companies and credit unions. IOBOC does business in the highly competitive southern California market and MNC's Texas banks have a small presence in southeast area of the state. Financial institutions compete for deposit accounts, loans and other business on the basis of interest rates, fees, convenience and quality of service. The mortgage banking industry in which IOMC does business is highly competitive in most of the markets it serves. MNC's non-bank subsidiaries (included in the financial institutions industry segment), which are involved in leasing, insurance and investment management, face direct competition from leasing companies, brokerage houses, large retailers and commercial finance and insurance companies.

SUPERVISION AND REGULATION
MNC is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Since it is a bank holding company, the services provided by the subsidiary banks and the operations of MNC are required to be closely related to the business of banking or related financial services.

MNC currently operates two national banks and one state bank, all of which are members of the Federal Reserve System, thereby supervised, regulated and subject to examination by the appropriate federal regulatory agencies. MNC also operates a federally-chartered stock savings bank which is regulated by the Office of Thrift Supervision.

In addition, all MNC bank subsidiaries and its savings bank subsidiary are members of the Federal Deposit Insurance Corporation. The electronic funds transfer services of these subsidiaries are governed by both state and federal laws.

As previously reported in August 1993, MNB entered into a Memorandum of Understanding (MOU) with the Central Office of the Comptroller of the Currency. Under the terms of the MOU, MNB agreed to review its management structure; risk management policies; and its mortgage banking business for the purpose of determining its appropriate role in MNB's strategic plan.



ITEM 2.  PROPERTIES

MNC's corporate headquarters is located at 27777 Inkster Road, Farmington Hills, Michigan in a building owned by MNB. MNB occupies 199 offices throughout the State of Michigan, of which 103 are owned and 96 are leased. The initial lease terms of these properties range from one year through 20 years, while the majority have terms ranging from 5 through 10 years. The expiration of most of the leases will occur in the period 1994 through 2010.

                                   GLOSSARY

Definitions of terms used in the following Management's Discussion and Analysis and Consolidated Financial Statements and Notes to Consolidated Financial Statements include:

ASSISTANCE AGREEMENT
An agreement entered into on December 31,1988, between Michigan National Corporation, the Federal Savings and Loan Insurance Corporation (FSLIC) and Independence One Bank of California, FSB (IOBOC), formerly Beverly Hills Federal Savings Bank (BHFSB), executed in connection with the acquisition of IOBOC, whereby FSLIC agreed to provide certain assistance to IOBOC.

Under the provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the FDIC assumed the FSLIC's responsibilities in connection with the Assistance Agreement.

BASIS POINT
A unit of measure used in quantifying interest rates. One basis point is equal to 0.01%.

CORPORATION
Michigan National Corporation and subsidiaries.

COVERED ASSETS
All assets of IOBOC at the acquisition date except cash, marketable securities, premises and equipment and the Note Receivable-FDIC.

CAPITAL LOSS COVERAGE
Guarantee to IOBOC, provided for under the terms of the Assistance Agreement, against losses incurred on the disposition or write-down of Covered Assets.

ESF
Excess Service Fees, an asset that represents the present value of the difference between estimated net servicing fee income retained when mortgage loans are sold and normal servicing fee income.

FCSI
First Collateral Services, Inc., a mortgage warehouse lending business acquired by IOBOC on April 13, 1992.

FDIC
Federal Deposit Insurance Corporation

FHLBB COF
A cost of funds index determined and published by the Eleventh District of the Federal Home Loan Bank Board (Federal Home Loan Bank of San Francisco). The index is a composite of the weighted average cost of funds of all savings institutions in the district.

FULLY TAXABLE EQUIVALENT
(FTE) ADJUSTMENT
The basis on which tax-exempt interest income and expense is converted to its equivalent pre-tax interest income and expense, stated in fully-taxable amounts.

GUARANTEED YIELD
Guaranteed interest income on Covered Assets provided for under the terms of the Assistance Agreement. The Assistance Agreement guaranteed that the Covered Asset portfolio will earn interest income at the FHLBB COF plus 250 Basis Points in 1989 and at the FHLBB COF plus 150 Basis Points from 1990 through 1992.

IOBOC
Independence One Bank of California, FSB, formerly Beverly Hills Federal Savings Bank.

IMMEDIATELY REALIZABLE VALUE
An estimate of the pre-tax value realizable if an asset were to be sold immediately for cash on an "as is" basis for purposes of determining the 1992 Capital Loss Coverage settlement.

LOCKWOOD
Lockwood Banc Group, Inc., the holding company for Lockwood National Bank of Houston, Texas (Lockwood Bank).

NET INTEREST INCOME
Net Interest Income is the difference between total interest income and total interest expense. Increases or decreases in Net Interest Income are the result of changes in the volume and mix of assets and liabilities (including off-balance sheet instruments such as interest rate swaps) and their relative sensitivity to movements in determinant interest rates.

NET INTEREST MARGIN
Net Interest Income on a Fully Taxable Equivalent Basis expressed as a percentage of average earning assets.

NET INTEREST RATE SPREAD
The difference between the average rate earned on total earning assets and the average rate paid on total interest-bearing liabilities on a Fully Taxable Equivalent Basis.

NON-PERFORMING LOANS
Non-accrual loans plus renegotiated loans.

NON-PERFORMING ASSETS
Non-performing Loans plus property from defaulted loans plus other real estate owned.

NOTE RECEIVABLE-FDIC
A ten year note issued by the FSLIC to IOBOC in connection with the acquisition of IOBOC that bears interest at a floating rate of FHLBB COF plus a stated premium. The interest rates applicable to the note during its term are as follows:

         INTEREST
         PERIOD                       INTEREST RATE
         ---------        ----------------------------
         1989-1990        FHLBB COF + 200 Basis Points
         1991-1993        FHLBB COF + 100 Basis Points
         1994-1996        FHLBB COF + 75 Basis Points
         1997-1998        FHLBB COF + 50 Basis Points

PEOPLES/COMMUNITY BANKS
Peoples National Bank, Pasadena, Texas; Peoples Bank, Houston, Texas; and Community National Bank, Friendswood, Texas acquired April 1, 1993, and merged into Lockwood Bank.

PMSR
Purchased Mortgage Servicing Rights, an intangible asset that represents the capitalized cost of purchasing the right to service loans originated by others.

WATCH CREDITS
Performing loans where the borrower's operating results are showing signs of current or possible future financial difficulties. These performing loans are subjected to closer and more frequent risk assessment reviews and closer management of the credit relationship.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL REVIEW

Net Income for the year ended 1993 was $23.8 million, or $1.56 per share. Net income for the year 1992, which included a one-time cumulative adjustment of $6.3 million related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, was $66.1 million, or $4.38 per share.
  During 1993, earnings were significantly pressured by unprecedented mortgage refinancing activity experienced by the mortgage banking industry and the resulting accelerated prepayments in mortgage servicing portfolios. Starting in the third quarter 1992, the Corporation aggressively addressed the effect of these prepayment trends through accelerated amortization of its mortgage servicing assets. Total 1993 amortization expense for PMSR and ESF of $123.9 million was twice the $62.5 million recorded in 1992. The total net book value of these assets at December 31, 1993, was $56.3 million, a 68% decrease from $177.3 million at the end of 1992.
  The Corporation continued to make improvements in the area of credit quality during 1993. The level of Watch Credits, Non-performing Assets and net charge-offs all declined during the year. After reaching a high of $694 million at June 30, 1992, Watch Credits decreased to $387 million at December 31, 1993; total Non-performing Assets declined from $304.2 million at year-end 1992, to $255.2 million at December 31, 1993; net charge-offs for the year ended 1993 were $25.4 million, 52% below 1992's net charge-offs of $52.8 million. These improvements prompted a $30.7 million (43%) decrease in the provision for possible loan losses to $40.0 million in 1993 from $70.7 million in 1992. At the same time, the allowance for possible loan losses strengthened to 2.86% of total loans at December 31, 1993, up from 2.61% at December 31, 1992, and the allowance to Non-performing Loans ratio improved to 121.5% from 115.4% at year-end 1992.
  Net Interest Income was $401.6 million and $401.1 million in 1993 and 1992, respectively. The Net Interest Margin was 4.60% in 1993 and 4.55% in 1992. Wide interest rate spreads and effective asset/liability management, which included the use of off-balance sheet hedging strategies, contributed to the strong margin in both periods. The Net Interest Margin in both periods was further enhanced by significant increases in non-interest-bearing demand deposits.
  Non-interest income increased $16.0 million, or 7.1%, in 1993 compared to 1992. Growth in commercial and retail banking fee income of approximately $7.7 million plus an increase in mortgage banking gains of approximately $8.0 million were primary contributors to the increase. Approximately $2.6 million of the increase was attributable to the Corporation's recent acquisitions (FCSI in 1992 and Peoples/Community banks in 1993). Non-interest income included total one-time gains of $25.6 million in 1993, compared to one-time gains of $15.0 million in 1992. These one-time gains were offset by an increase in 1993 ESF amortization expense to $18.9 million, which was twice 1992 amortization expense of $9.5 million.
  Non-interest expense increased in 1993 to $580.7 million from $488.8 million in 1992. A major contributor to this increase was PMSR amortization expense, which increased $52.0 million to $105.0 million in 1993 from $53.0 million in 1992. The Corporation's recent acquisitions contributed another $11.9 million to the increase. Non-interest expense in 1993 includes retiree medical expense of $6.9 million accrued in accordance with the requirements of SFAS No. 106, which the Corporation adopted effective January 1, 1993. This is approximately $5.6 million greater than cash claims cost expensed in 1992 under cash basis accounting. Salaries and other employee benefits (excluding the aforementioned retiree medical benefit expense and expenses of recent acquisitions) increased $13.1 million, or 6.3%, from 1992. Also during 1993, the Corporation recorded a $4.6 million write-down of the assets of its Texas software subsidiary, BancA Corporation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

- -------------------------------------------------------------------------------------------------------------------------------
Table 1 Selected Financial Data
- -------------------------------------------------------------------------------------------------------------------------------
                                                                1993       1992      1991        1990        1989       1988
- -------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (in thousands)
 Net Interest Income                                        $401,611     $401,111  $368,999    $355,750    $378,513   $394,964
 Provision for possible credit losses                         40,000       70,670    86,500      73,082     128,481     62,555
 Non-interest income(1)                                      240,830      224,793   190,039     175,742     381,503    166,859
 Non-interest expense                                        580,685      488,776   410,836     400,917     424,339    368,843
- -------------------------------------------------------------------------------------------------------------------------------
 Income before income tax (benefit) provision                 21,756       66,458    61,702      57,493     207,196    130,425
 Income tax (benefit) provision                               (2,007)       6,652    11,612       9,479      28,257     37,271
- -------------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of accounting change         23,763       59,806    50,090      48,014     178,939     93,154
 Cumulative effect of accounting change                                     6,265                             8,325
- -------------------------------------------------------------------------------------------------------------------------------
 Net income                                                 $ 23,763     $ 66,071  $ 50,090    $ 48,014    $187,264   $ 93,154
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
 Income before cumulative effect of accounting change          $1.56        $3.96     $3.36       $3.21      $11.59      $6.07
 Cumulative effect of accounting change                                      0.42                              0.54
- -------------------------------------------------------------------------------------------------------------------------------
 Net income-primary and fully diluted                           1.56         4.38      3.36        3.21       12.13       6.07
- -------------------------------------------------------------------------------------------------------------------------------
 Cash dividends declared                                        1,50(2)      2.00      2.00        2.00        2.00       1.95
 Book value end-of-period                                      53.74        53.65     51.50       49.93       48.28      37.70
 Market value end-of-period                                    57.50        51.25     41.50       16.75       49.50      44.88
 Closing market value: high                                    64.25        52.25     42.00       50.25       57.75      52.25
 Closing market value: low                                     50.00        42.00     14.75       13.25       41.25      38.75
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
AT YEAR END (in millions)
 Total assets                                                $10,173      $10,663   $10,650     $10,956     $11,480    $11,266
 Earning assets                                                9,135        9,540     9,548       9,941      10,335     10,278
 Total loans and lease financing, net of unearned income       6,671        6,731     6,588       6,784       6,796      7,397
 Non-performing Assets                                           255          304       328         304         125         69
 Deposits                                                      8,623        8,975     8,655       9,018       9,295      9,175
 Long-term debt                                                   77           83        92          99         120        139
 Shareholders' equity                                            816          806       760         736         735        573
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES (in millions)
 Total assets                                                $10,292      $10,639   $10,580     $11,377     $11,053    $ 8,898
 Earning assets                                                9,205        9,562     9,626      10,416      10,119      8,131
 Total loans and lease financing, net of unearned income       6,695        6,699     6,593       6,969       7,131      6,334
 Deposits                                                      8,640        8,771     8,657       9,079       9,122      7,067
 Long-term debt                                                   80           89        94         105         131         52
 Shareholders' equity                                            784          791       744         740         649        542
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
 Return on average shareholders' equity                         3.03%        8.35%     6.74%       6.49%      28.87%     17.18%
 Return on average total assets                                 0.23         0.62      0.47        0.42        1.69       1.05
 Average equity to average total assets                         7.62         7.43      7.03        6.51        5.87       6.09
 Allowance to year-end loans                                    2.86         2.61      2.35        2.02        1.84       1.31
 Non-performing Assets to year-end loans (net of
  unearned income) plus property from defaulted loans           3.77         4.42      4.87        4.40        1.83       0.94
 Net Interest Spread                                            3.81         3.79      3.50        3.08        3.34       3.90
 Net Interest Margin                                            4.60         4.55      4.37        4.05        4.41       5.02
 Efficiency ratio(1)                                           87.38        74.02     67.24       67.04       51.23      64.16
 Equity to assets ratio (period-end)                            8.02         7.56      7.14        6.72        6.40       5.09
 Tier 1 risk-based capital ratio(3)                             9.57         9.69      9.39        8.75        8.55        N/A
 Total risk-based capital ratio(3)                             11.73        11.91     11.60       10.96       10.79        N/A
 Dividend payout ratio(4)                                      96.15(2)     45.66     59.52       62.31       16.49      32.13
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
 Number of common shareholders end-of-period                   8,065        8,807     9,463      10,200       8,900      8,800
 Number of full-time equivalent employees
  end-of-period                                                5,856        5,900     5,700       5,700       6,200      6,500
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------

(1) 1989 includes a $225 million pre-tax gain from the sale of the Corporation's credit card portfolio.
(2) A fourth quarter 1993 dividend of $0.50 per share was declared January 19, 1994, payable to shareholders of record as of February 1, 1994. This does not represent a change in the Corporation's dividend policy, but rather a change only in the timing of the dividend declaration.
(3) Federal Reserve Board risk-based capital guidelines were first effective March 15, 1989.
(4) Based on primary earnings per common share.

N/A: Not applicable.
Certain prior period amounts were reclassified to conform to current period presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

NET INTEREST INCOME

OVERVIEW
An analysis of the Corporation's average balance sheet and associated interest income, expense and average rates for each of the three years ended December 31, 1993, 1992 and 1991, is presented in Tables 2 and 3.
   Net Interest Income was relatively flat in 1993 compared to 1992 and increased $32.1 million, or 8.7%, in 1992 compared to 1991. Net Interest Margin was also relatively flat in 1993 compared to 1992 and increased 18 Basis Points in 1992 compared to 1991. The average balance of earning assets decreased during both periods as discussed below under Balance Sheet Composition. The principal reasons for the strong margin in both years were effective asset/liability management, which includes the use of off-balance sheet financial instruments, and the wide spread between the prime interest rate and money market rates. The Net Interest Margin in both periods was also enhanced by significant increases in non-interest-bearing demand deposits.
   Partially offsetting these favorable conditions in 1993 and 1992 were decreases in tax-exempt interest income. Tax-exempt interest income decreased in both periods due to lower average balances in Covered Assets and the Note Receivable-FDIC and lower FHLBB COF rates throughout both periods. Interest income from the Note Receivable-FDIC is tax-exempt and a portion of the Guaranteed Yield on Covered Assets was tax-exempt.
   Following is a discussion regarding the Corporation's asset/liability management and balance sheet composition.

ASSET/LIABILITY MANAGEMENT
Asset/Liability management involves managing the positions of interest rate sensitive assets, liabilities and off-balance sheet financial instruments used in the Corporation's investing, financing and interest rate management activities with the objective of maximizing Net Interest Income within the constraints of manageable levels of interest rate risk, while maintaining prudent levels of capital and liquidity.
   Changes in customer demand for various forms of loans and deposits are frequent and unpredictable and the maturities or repricing of these loans and deposits rarely match, subjecting the Corporation to interest rate risk. The Corporation's Asset/Liability Management Committee (ALCO), with the review of the Board of Directors, sets policies regarding the management of the interest rate risk of the Corporation.
   Policies implemented by ALCO utilize both off and on-balance sheet strategies to manage interest rate risk. Off-balance sheet hedges are used to manage a significant portion of interest rate risk that is inherent in the Corporation's banking operations. The use of interest rate swap agreements enables the Corporation to offer customers the products they desire without having to restructure the balance sheet to protect earnings when movements in interest rates occur.
   A significant percentage of the Corporation's commercial loan portfolios are prime-based, variable-rate loans that reprice faster than longer term deposit liabilities and which, therefore, in the falling rate environment of the past few years, created an asset sensitive balance sheet. Rather than implement strategies to restructure the balance sheet, the Corporation entered into interest rate swap agreements to mitigate this asset sensitivity. At December 31, 1993, the Corporation was hedging a portion of its prime-based, variable-rate commercial loans with approximately $2.0 billion of interest rate swap agreements. The table below summarizes these interest rate swap agreements. For further discussion of off-balance sheet financial instruments, see Note I.


INTEREST RATE SWAPS OUTSTANDING
December 31, 1993 (dollars in millions)
- ---------------------------------------------------------------
                          WEIGHTED AVERAGE AT DECEMBER 31, 1993
                          -------------------------------------
               NOTIONAL       RATE         RATE        MONTHS
                 VALUE      RECEIVED       PAID       REMAINING
               ------------------------------------------------
Receive
 Fixed-
 Rate            $1,873       6.32%        3.49%(1)      25
Receive
 Variable-
 Rate            $  100       3.19%(2)     4.16%(3)       5
- ---------------------------------------------------------------

(1) Rate paid on the notional value varies primarily with the three and six month LIBOR rate.
(2) Rate received on the notional value varies with the three month LIBOR rate.
(3) Rate paid on the notional value varies with the prime rate.

   An interest rate sensitivity/gap analysis is presented in Table 4 for informational purposes only. The analysis summarizes the Corporation's gap between repricing or maturing assets and liabilities at a point in time. However, assets and liabilities with similar contractual repricing characteristics may not reprice at the same time nor to the same degree. As a result, the gap analysis does not necessarily predict the effect on Net Interest Income of changes in general levels of interest rates. The Corporation, in practice, measures forecasted interest rate risk through the use of an income forecasting simulation model. The model facilitates the forecasting of Net Interest Income under a variety of interest rate scenarios. At December 31, 1993, the Corporation estimated that annual Net Interest Income would increase approximately $2.7 million should a 100 Basis Point increase in the prime interest rate occur. Conversely, an estimated $5.4 million of annual Net Interest Income is at risk should a 100 Basis Point decrease in the prime rate occur.

INTEREST RATE ENVIRONMENT
On balance, interest rates declined throughout 1992 and 1993, and the spread between the prime rate and money market rates was wider than historical spreads. This favorable spread combined with the aforementioned interest rate swap hedge positions had the effect of lowering the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Corporation's overall funding cost without a proportionate decrease in the earnings rate on its prime-based assets, thereby contributing to the strong Net Interest Rate Spread and Net Interest Margin for these periods. Contraction of the spread between prime and money market borrowing rates could have the effect of reducing Net Interest Margin from current levels.

BALANCE SHEET COMPOSITION

Earning Assets
Average earning assets decreased $356.9 million, or 3.7%, from 1992 to 1993. Reductions in the average balances of Covered Assets, the Note Receivable-FDIC, investment securities and the short-term commercial real estate-construction loan portfolio were the principal contributors to the decrease.
   The average balance of Covered Assets declined primarily as a result of sales and a formal valuation process conducted in connection with the 1992 Capital Loss Coverage settlement provision of the Assistance Agreement. Reference Note E for further information on the Assistance Agreement. According to the terms of the Assistance Agreement, any remaining Covered Assets were required to be written down to their Immediately Realizable Value by December 31, 1992, and IOBOC reimbursed for the write-down amount. After payment of the Capital Loss Coverage settlement, the assets were no longer "covered" for purposes of Guaranteed Yield and Capital Loss Coverage. This process was completed during the first quarter of 1993. Those assets which the Corporation intended to sell were transferred to the Assets Held for Sale account (included in Other Assets on the Statement of Condition). IOBOC contracted with an independent party to market these assets. During 1993 and 1992, net gains of $0.5 million and $0.3 million, respectively, were realized in connection with sales of these assets. At December 31, 1993, the balance remaining in the Assets Held for Sale account was $0.7 million.
   Approximately $77 million of previously Covered Assets, which the Corporation intends to hold, were transferred to the performing residential and commercial real estate-mortgage loan accounts late in 1992. Due to the discounted value of these loans, their average yield is substantially higher than the yield on Covered Assets.
   The decline in the average balance of the Note Receivable-FDIC was due to two FDIC principal payments made since the beginning of 1992. The FDIC made principal payments of approximately $105 million and $162 million in January, 1992, and January, 1993, respectively. The FDIC also made principal payments of approximately $81 million in May, 1991 and $114 million in January, 1994. The Corporation accepted these payments, reserving its rights under the terms of the note to challenge them as being made prematurely. According to the Corporation's interpretation of the terms of the note the prepayments could not have been made until December 31 of the respective years.
   Furthermore, the Corporation has recently resumed discussions with representatives of the FDIC to determine if, or on what terms, the Assistance Agreement might be terminated. A termination could involve the early pay-off of the Note Receivable-FDIC, an early settlement of the value of deposit subsidies and early settlement of the FDIC's right to receive a return on its equity capital investment. The accounting treatment of any gain or loss resulting from an early termination and settlement of the Assistance Agreement is under review at this time and is contingent upon the actual results of the negotiations. The Corporation is under no obligation to renegotiate the Assistance Agreement.
   Reimbursement of write-downs and proceeds from sales of Covered Assets, and Note Receivable-FDIC principal payments were used to pay down higher cost discretionary liabilities and to fund the April 13, 1992, acquisition of a mortgage warehouse lending business.
   The average balance of total investment securities was also lower in 1993 principally as a result of security sales in December 1992 of approximately $125 million, and in 1993 of approximately $221 million. In addition, accelerated payments on amortizing mortgage-backed securities contributed to the lower average balance of total investment securities. Cash proceeds from the December 1992 security sales were used to pay down higher cost funding sources. Cash proceeds from the 1993 security sales along with payments on amortizing mortgage-backed securities were used to purchase new securities with original average maturities ranging from 2.5 to 6.5 years. Refer to the Investment Securities section for additional information regarding these sales.
   The short-term commercial real estate-construction loan portfolio declined significantly since the beginning of 1991. This decrease is a result of a managed effort to reduce the Corporation's commercial real estate exposure.
   Partially offsetting these decreases in earning assets was an increase in the average balance of residential mortgages, the addition of earning assets from the Corporation's recent acquisitions and an increase in the average balance of consumer loans.
   Growth in IOMC's portfolio of prime plus mortgage loans since the latter half of 1992 contributed to the increase in residential mortgage loans. However, during September 1993, approximately $300 million of prime plus mortgage loans were sold. The loans were sold principally to prevent possible future economic loss associated with the prepayment risk inherent in the portfolio. The remaining balance in this portfolio was approximately $67 million at December 31, 1993, and the Corporation now intends to manage this portfolio as held for sale. Cash proceeds from the sale of these loans were invested temporarily in money market investments and are being used to pay down higher cost discretionary liabilities as they mature.
   Also contributing to the growth in the residential mortgage loan portfolio

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

were purchases of Federal Housing Administration (FHA) insured loans during the third and fourth quarters of 1993 (average balance for 1993 of approximately $43 million and period end balance at December 31, 1993, of approximately $122 million). Interest income on these loans was accrued at a weighted average rate of 9.11% during 1993. (Refer to the Loans and Lease Financing Portfolio and Credit Risk Analysis section).
   Earning assets from the Corporation's recent acquisitions of Peoples/Community Banks and a mortgage warehouse lending business (refer to Note B) also partially offset the above decreases. Peoples/Community Banks, acquired April 1, 1993, contributed loans with an average balance of approximately $58 million. The Corporation's April 13, 1992, acquisition of a mortgage warehouse lending business (operating as FCSI) contributed earning assets with an average balance of approximately $259 million, including $257 million of commercial loans for 1993. During 1992, the business contributed approximately $129 million of earning assets, including approximately $122 million of commercial loans.
   The average balance of the Corporation's installment loan portfolio increased $56.1 million (excluding the installment loan portfolio of Peoples/Community Banks), or 9%, from $636.2 million for the year ended December 31, 1992, to $692.4 million for 1993. This increase was principally attributable to growth in consumer loans due to the low interest rate environment and successful marketing of the Capital Reserve line of credit product.

Interest-Bearing Liabilities
   The Corporation's funding mix continued to shift throughout 1992 and 1993 as a result of the liquidity provided by the decreases in earning assets discussed above and the current low interest rate environment. The Corporation used some of the liquidity provided by the decrease in earning assets to reduce higher cost discretionary funding sources, primarily time deposits greater than $100,000. The average balances of lower cost savings and money market accounts grew as a percentage of total interest-bearing liabilities while higher cost time deposits greater than $100,000 decreased. Also contributing to this change in funding mix were deposit pricing strategies and customer preferences for shorter term and more liquid deposit products in the current low interest rate environment. This rate environment has also induced some customers to seek higher returns in traditional non-bank financial products, contributing to the decrease in time deposits less than $100,000.
   There was a significant decrease in the average balance of short-term borrowings during 1993 and 1992. Liquidity provided by increases in non-interest-bearing demand deposits along with reductions in certain earning assets discussed above reduced the Corporation's need for these discretionary borrowings.
   The Peoples/Community Banks acquisition contributed interest-bearing deposits with an average balance of approximately $53 million for 1993.
   Under the terms of the Assistance Agreement, the FDIC subsidizes interest expense on certain time deposits through the earlier of the date of their maturity or December 31, 1998. At December 31, 1993, the balance of subsidized time deposits was approximately $143 million. The subsidy limits the interest expense on those deposits to the FHLBB COF. In addition, an interest subsidy of approximately 6% was paid on a long-term debt obligation of IOBOC. This obligation was paid off during 1992. The amount of FDIC interest expense subsidy received during 1993 and 1992 was $13.3 million and $14.1 million, respectively.

1992 VS. 1991
   The level of average earning assets was relatively constant from 1991 to 1992. Reductions in the average balances of Covered Assets, the Note Receivable-FDIC and the commercial real estate loan portfolios that were experienced throughout 1991 and 1992 were offset by growth in the portfolio of residential loans and by assets added through acquisitions.
   Lockwood, acquired October 31, 1991, contributed earning assets with an average balance of approximately $212 million during 1992, and $35 million during 1991. The addition of earning assets from FCSI during 1992 is discussed above.
   The decrease in the average balance of interest-bearing liabilities from 1991 to 1992 was due to the 1992 reductions discussed above. Lockwood contributed interest-bearing liabilities with an average balance of approximately $156 million in 1992 and $26 million in 1991.

EFFECT OF BALANCE SHEET COMPOSITION ON NET INTEREST MARGIN
   The Net Interest Rate Spread and Net Interest Margin in 1993 were relatively flat compared to those of 1992. The decline in the average rate paid on interest-bearing liabilities resulting from the favorable change in funding mix was offset by a similar decline in the average rate received on earning assets due to decreases in certain higher yielding earning assets discussed above.
   The favorable change in the Corporation's funding mix was also the primary on-balance sheet contributor to the improvement in Net Interest Rate Spread and Net Interest Margin in 1992 compared to those of 1991. The average rate paid on the Corporation's interest-bearing funds declined more than the average rate received on earning assets, contributing to the improvement in the above ratios.
   Both 1993 and 1992 ratios were enhanced by significant increases in the average balance of non-interest-bearing demand deposits. The average balance of non-interest-bearing demand deposits increased approximately $263 million in 1993, and $292 million in 1992, over the balance in the respective preceding year. The increases in non-interest-bearing demand deposits resulted from higher balances in commercial and retail banking customer accounts and the collection of payoffs on loans in the Corporation's off-balance sheet mortgage servicing portfolios. The payoffs collected are temporarily held and invested before being remitted to investors.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


- -----------------------------------------------------------------------------------------------------------------------------
Table 2 Summary of Consolidated Net Interest Income (Fully Taxable Equivalent)
- -----------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                                                 1993                             1992
- -----------------------------------------------------------------------------------------------------------------------------
                                                            AVERAGE             AVERAGE      AVERAGE                AVERAGE
  (in thousands)                                            BALANCE   INTEREST     RATE      BALANCE   INTEREST      RATE
- -----------------------------------------------------------------------------------------------------------------------------
ASSETS
  Investment securities-taxable                         $ 1,288,588   $ 87,786     6.81%   $1,530,698   $123,486      8.07%
  Investment securities-tax-exempt                           40,154      3,432     8.55        45,547      4,055      8.90
  Investment securities available-for-sale                   22,891      1,908     8.34         8,366        690      8.25
  Trading securities                                        139,565      6,710     4.81       144,631      7,500      5.19
- -----------------------------------------------------------------------------------------------------------------------------
    Total securities                                      1,491,198     99,836     6.70     1,729,242    135,731      7.85
  Federal funds sold and resale
   agreements                                               442,703     13,460     3.04       395,070     13,912      3.52
  Interest-bearing deposits with banks                      102,421      3,432     3.35       106,499      4,913      4.61
  Money market funds                                          8,621        223     2.59         6,392        222      3.47
  Loans and lease financing(1)                            6,694,778    557,706     8.33     6,464,527    574,903      8.89
  Covered Assets and FDIC assistance                            626                           234,744     19,702      8.39
  Note Receivable-FDIC                                      464,314     34,859     7.51       625,117     56,836      9.09
- -----------------------------------------------------------------------------------------------------------------------------
    Total earning assets                                  9,204,661    709,516     7.71     9,561,591    806,219      8.43
  Allowance for possible credit losses                     (186,153)                         (170,530)
  Cash and due from banks                                   529,836                           479,000
  Other assets                                              743,230                           769,425
- -----------------------------------------------------------------------------------------------------------------------------
    Total assets                                        $10,291,574                       $10,639,486
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Money market accounts                                 $ 2,116,458   $ 60,968     2.88%  $ 2,060,358   $ 72,299      3.51%
  Savings deposits                                        1,105,627     30,044     2.72       975,719     31,542      3.23
  Time deposits < $100,000                                2,770,911    141,066     5.09     3,087,298    180,159      5.84
  Time deposits > $100,000                                  787,894     32,113     4.08     1,051,284     51,675      4.92
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                       6,780,890    264,191     3.90     7,174,659    335,675      4.68
  Federal funds purchased and
   repurchase agreements                                    302,110      9,425     3.12       288,316     10,202      3.54
  Dollar repurchase agreements                               38,835      1,760     4.53       311,909     12,714      4.08
  Other short-term borrowings                               119,988      3,994     3.33       131,427      5,229      3.98
  Subordinated notes                                         58,472      4,875     8.34        59,584      4,958      8.32
  Long-term debt                                             16,873      1,017     6.03        23,997      1,329      5.54
  Capital lease obligations                                   4,632        495    10.69         5,508        593     10.77
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                    7,321,800    285,757     3.90     7,995,400    370,700      4.64
  Demand deposits                                         1,858,639                         1,595,921
  Other liabilities                                         327,053                           257,177
- -----------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                     9,507,492                         9,848,498
  Shareholders' equity                                      784,082                           790,988
- -----------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
     shareholders' equity                               $10,291,574                       $10,639,486
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
    Net Interest Income
     (fully taxable equivalent basis)                                 $423,759                          $435,519
    Tax equivalent adjustment(2)                                        22,148                            34,408
- -----------------------------------------------------------------------------------------------------------------------------
    Net Interest Income                                               $401,611                          $401,111
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
    Net Interest Rate Spread                                                       3.81%                              3.79%
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
    Net Interest Margin                                                            4.60%                              4.55%
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
















- ---------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                          1991
- ---------------------------------------------------------------------------------------------------------------
                                                          AVERAGE                                      AVERAGE
  (in thousands)                                          BALANCE              INTEREST                  RATE
- ---------------------------------------------------------------------------------------------------------------
ASSETS
  Investment securities-taxable                        $ 1,535,348              $134,092                 8.73%
  Investment securities-tax-exempt                          51,416                 4,712                 9.16
  Investment securities available-for-sale
  Trading securities                                       150,747                10,139                 6.73
- ---------------------------------------------------------------------------------------------------------------
    Total securities                                     1,737,511               148,943                 8.57
  Federal funds sold and resale
   agreements                                              424,703                24,510                 5.77
  Interest-bearing deposits with banks                     107,003                 7,452                 6.96
  Money market funds                                         2,809                   163                 5.80
  Loans and lease financing(1)                           6,134,653               633,699                10.33
  Covered Assets and FDIC assistance                       457,949                47,186                10.30
  Note Receivable-FDIC                                     761,221                90,931                11.95
- ---------------------------------------------------------------------------------------------------------------
    Total earning assets                                 9,625,849               952,884                 9.90
  Allowance for possible credit losses                    (157,792)
  Cash and due from banks                                  421,345
  Other assets                                             690,161
- ---------------------------------------------------------------------------------------------------------------
    Total assets                                       $10,579,563
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
LIABILITIES
  Money market accounts                                $ 1,722,867              $ 87,922                 5.10%
  Savings deposits                                         828,682                39,906                 4.82
  Time deposits < $100,000                               3,052,807               222,426                 7.29
  Time deposits > $100,000                               1,748,748               122,129                 6.98
- ---------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                      7,353,104               472,383                 6.42
  Federal funds purchased and
   repurchase agreements                                   219,605                12,535                 5.71
  Dollar repurchase agreements                             495,348                30,238                 6.10
  Other short-term borrowings                              146,226                 8,911                 6.09
  Subordinated notes                                        56,611                 4,758                 8.40
  Long-term debt                                            31,318                 2,396                 7.65
  Capital lease obligations                                  6,124                   664                10.84
- ---------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                   8,308,336               531,885                 6.40
  Demand deposits                                        1,304,047
  Other liabilities                                        223,678
- ---------------------------------------------------------------------------------------------------------------
    Total liabilities                                    9,836,061
  Shareholders' equity                                     743,502
- ---------------------------------------------------------------------------------------------------------------
    Total liabilities and
     shareholders' equity                              $10,579,563
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
    Net Interest Income
     (fully taxable equivalent basis)                                           $420,999
    Tax equivalent adjustment(2)                                                  52,000
- ---------------------------------------------------------------------------------------------------------------
    Net Interest Income                                                         $368,999
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
    Net Interest Rate Spread                                                                            3.50%
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
    Net Interest Margin                                                                                 4.37%
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------


(1) The average balance of loans and lease financing is net of unearned income and includes Non-performing Loans.
(2) The tax equivalent adjustment is computed using a federal income tax rate of 34% in 1993, 1992 and 1991, as adjusted for the loss of interest expense deductions associated with tax-exempt obligations acquired after August 7, 1986, in accordance with the Tax Reform Act of 1986.

Certain prior period amounts have been reclassified to conform to current period presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------
Table 3 Consolidated Net Interest Income Volume/Rate Analysis (Fully Taxable Equivalent)
- ------------------------------------------------------------------------------------------------------------------
                                                         1993/1992                          1992/1991
                                                 CHANGE IN INTEREST DUE TO:         CHANGE IN INTEREST DUE TO:
- ------------------------------------------------------------------------------------------------------------------
  AVERAGE                                      AVERAGE      AVERAGE       NET     AVERAGE    AVERAGE      NET
(IN THOUSANDS)                                 BALANCE        RATE      CHANGE    BALANCE      RATE     CHANGE
- ------------------------------------------------------------------------------------------------------------------
ASSETS
  Investment securities-taxable              $(17,966)   $(17,734)   $(35,700)   $   (403)  $ (10,203)  $ (10,606)
  Investment securities-tax-exempt               (468)       (155)       (623)       (526)       (131)       (657)
  Investment securities available-for-sale      1,210           8       1,218         690                     690
  Trading securities                             (256)       (534)       (790)       (398)     (2,241)     (2,639)
- ------------------------------------------------------------------------------------------------------------------
      Total securities                        (17,480)    (18,415)    (35,895)       (637)    (12,575)    (13,212)
  Federal funds sold and resale agreements      1,568      (2,020)       (452)     (1,608)     (8,990)    (10,598)
  Interest-bearing deposits with banks           (182)     (1,299)     (1,481)        (35)     (2,504)     (2,539)
  Money market funds                               65         (64)          1         144         (85)         59
  Loans and lease financing                    19,940     (37,137)    (17,197)     32,816     (91,612)    (58,796)
  Covered assets and FDIC assistance           (9,845)     (9,857)    (19,702)    (19,911)     (7,573)    (27,484)
  Note receivable-FDIC                        (13,114)     (8,863)    (21,977)    (14,610)    (19,485)    (34,095)
- ------------------------------------------------------------------------------------------------------------------
     Total earning assets                    $(19,048)   $(77,655)   $(96,703)   $ (3,841)  $(142,824)  $(146,665)
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------

Liabilities
  Money market accounts                      $  1,927    $(13,258)   $(11,331)   $ 15,112   $ (30,735)  $ (15,623)
  Savings deposits                              3,868      (5,366)     (1,498)      6,259     (14,623)     (8,364)
  Time deposits < $100,000                    (17,350)    (21,743)    (39,093)      2,486     (44,753)    (42,267)
  Time deposits > $100,000                    (11,633)     (7,929)    (19,562)    (40,401)    (30,053)    (70,454)
- ------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          (23,188)    (48,296)    (71,484)    (16,544)   (120,164)   (136,708)
  Federal funds purchased and
    repurchase agreements                         473      (1,250)       (777)      3,249      (5,582)     (2,333)
  Dollar repurchase agreements                (12,247)      1,293     (10,954)     (9,229)     (8,295)    (17,524)
  Other short-term borrowings                    (429)       (806)     (1,235)       (829)     (2,853)     (3,682)
  Subordinated notes                              (95)         12         (83)        246         (46)        200
  Long-term debt                                 (422)        110        (312)       (489)       (578)     (1,067)
  Capital lease obligations                       (94)         (4)        (98)        (66)         (5)        (71)
- ------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      $(36,002)   $(48,941)   $(84,943)   $(23,662)  $(137,523)  $(161,185)
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------
     Net interest income (fully taxable
     equivalent basis)                                               $(11,760)                          $  14,520
  Tax equivalent adjustment                                           (12,260)                            (17,592)
- ------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                $    500                           $  32,112
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------
  Net Interest Rate Spread                                               0.02%                               0.29
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------
  Net Interest Margin                                                    0.05%                               0.18
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------


The rate/volume variance is allocated to the rate variance and the volume variance on the basis of the percentage relationship of each to the sum of the two.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS



- ------------------------------------------------------------------------------------------------------------------------------------
Table 4 Interest Rate Sensitivity/Gap Analysis
- ------------------------------------------------------------------------------------------------------------------------------------
December 31, 1993 (in thousands)                        Interest Rate Sensitivity Period
- ------------------------------------------------------------------------------------------------------------------------------------
                                                        1-90         91-365          1-5             Over
                                                        Days          Days          Years           5 Years         Total
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Loans                                              $  4,771,203   $    178,295     $  799,227   $    922,541  $  6,671,266
 Note Receivable-FDIC                                    462,535                                                    462,535
 Mortgage-backed investments                              79,417        207,443        617,347         79,558       983,765
 Other investment securities                              46,964        126,173        131,145         26,619       330,901
 Trading securities                                       70,113                                                     70,113
 Federal funds sold and resale agreements                483,000                                                    483,000
 Money market investments                                 11,513                                                     11,513
 Other earning assets                                    101,411         20,034                                     121,445
 Non-earning assets                                                                                 1,038,270     1,038,270
- ------------------------------------------------------------------------------------------------------------------------------------
  Total assets                                      $  6,026,156   $    531,945     $1,547,719   $  2,066,988  $ 10,172,808
- ------------------------------------------------------------------------------------------------------------------------------------
FUNDING SOURCES
 Time deposits < $100,000                           $    605,767   $    850,772     $1,086,296   $     54,834   $ 2,597,669
 Time deposits > $100,000                                508,211        113,195         26,654          2,617       650,677
 Other interest-bearing deposits                       2,145,645                        50,024      1,183,281     3,378,950
 Federal funds purchased and repurchase agreements       133,925                                                    133,925
 Other short-term borrowings                             159,368                                                    159,368
 Long-term borrowings                                     18,393          9,540         49,189                       77,122
 Non-interest-bearing sources                                                                       3,175,097     3,175,097
- ------------------------------------------------------------------------------------------------------------------------------------
  Total Funding Sources                             $  3,571,309   $    973,507     $1,212,163   $  4,415,829   $10,172,808
- ------------------------------------------------------------------------------------------------------------------------------------
REPRICING/MATURITY GAP BEFORE INTEREST RATE SWAPS
 Period                                             $  2,454,847   $   (441,562)    $  335,556   $ (2,348,841)
 Cumulative                                         $  2,454,847   $  2,013,285     $2,348,841
 Period Gap/Total Assets                                    24.1%          -4.3%           3.3%         -23.1%
- ------------------------------------------------------------------------------------------------------------------------------------
SENSITIVITY IMPACT OF INTEREST RATE SWAPS
 Period                                             $ (1,671,523)  $    348,093     $1,313,972   $      9,458
 Cumulative                                         $ (1,671,523)  $ (1,323,430)    $   (9,458)
 Interest Rate Swaps/Total Assets                          -16.4%           3.4%          12.9%           0.1%
- ------------------------------------------------------------------------------------------------------------------------------------
REPRICING/MATURITY GAP ADJUSTED FOR
  INTEREST RATE SWAPS
 Period                                             $    783,324   $    (93,469)    $1,649,528   $ (2,339,383)
 Cumulative                                         $    783,324   $    689,855     $2,339,383
 Period Gap/Total Assets                                     7.7%          -0.9%          16.2%         -23.0%
- ------------------------------------------------------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

- -------------------------------------------------------------------------------------------------------------------
Table 5 Loan Maturities and Interest Rate Sensitivity (1)
                                                               DUE            ONE
                                                              WITHIN        THROUGH      AFTER
DECEMBER 31, 1993 (in thousands)                             ONE YEAR     FIVE YEARS   FIVE YEARS           TOTAL
- -------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                      $1,486,068     $1,369,851    $ 489,705       $3,345,624
Short-term real estate-construction                             80,298         73,910        5,386          159,594
- -------------------------------------------------------------------------------------------------------------------
    Total                                                   $1,566,366     $1,443,761    $ 495,091       $3,505,218
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

                                                                       PREDETERMINED      FLOATING
                                                                       INTEREST RATES  INTEREST RATES   TOTAL
- -------------------------------------------------------------------------------------------------------------------
Loans due after one year                                                    $ 673,282   $1,265,570       $1,938,852
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

(1) Excluding commercial and residential real estate-mortgage, installment and lease financing loans. Demand loans and overdrafts are classified as due within one year.

- -------------------------------------------------------------------------------------------------------------------
Table 6 Time Deposits of $100,000 or More, Remaining Term to Maturity
Distribution
- -------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993 (in thousands)
- -------------------------------------------------------------------------------------------------------------------
Three months or less                                                                                       $508,211
Over three through six months                                                                                88,899
Over six through twelve months                                                                               24,296
Over twelve months                                                                                           29,271
- -------------------------------------------------------------------------------------------------------------------
    Total                                                                                                  $650,677
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

NON-INTEREST INCOME

   Non-interest income, largely fee-based, remains an important supplement to Net Interest Income in the increasingly competitive financial services industry. Non-interest income increased $16.0 million, or 7.1%, in 1993 compared to 1992, and $34.8 million, or 18.3%, in 1992 compared to 1991. Refer to Table 7 for a comparative analysis of the components of non-interest income. Also, refer to the Business Review section and Table 15 for summary financial information regarding the Corporation's principal subsidiaries.
   Following is a discussion of the major transactions included in the comparative analysis in Table 7.

1993 VS. 1992
   Activity at the Corporation's mortgage banking subsidiary, IOMC, was a significant contributor to the increase in non-interest income. During 1993, IOMC realized a $10.1 million gain from the sale of approximately $300 million of prime plus residential mortgage loans, reflected in the mortgage banking gains category. The remaining balance in this portfolio was approximately $67 million at December 31, 1993, and the Corporation now intends to manage this portfolio as held for sale. This sale is discussed in the Net Interest Income section.
   Excluding the gain from the sale of prime plus loans, 1993 mortgage banking gains from the sale of loan production were $19.5 million compared to mortgage banking gains

- --------------------------------------------------------------------------------------------------------------------------
Table 7 Non-Interest Income
- --------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands)                                                 1993
                                                                                            CONSOLIDATED
                                                                                                     MNC(2)
                                                                                               EXCLUDING
                                                                                  NEW           IOMC AND     CONSOLIDATED
                                                                IOMC       BUSINESSES(1)  NEW BUSINESSES              MNC
- --------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                            $3,143         $ 56,400         $ 59,543
Merchant card processing fees                                                      25           17,280           17,305
Mortgage servicing fees                                      $62,947                                             62,947
Amortization of ESF                                          (18,926)                                           (18,926)
Loan service charges                                             168            2,271            8,842           11,281
- -------------------------------------------------------------------------------------------------------------------------
  Service charges                                             44,189            5,439           82,522          132,150
- -------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                                                            19,522           19,522
Mortgage banking gains, net                                   29,582                                             29,582
Gains from sale of mortgage servicing rights                   9,324                                              9,324
Investment securities gains (losses), net
Investment securities available for sale gains, net                                              6,139            6,139
Other Income:
 Trading profits                                                                                 2,368            2,368
 Other                                                         2,584            2,392           36,769           41,745
- -------------------------------------------------------------------------------------------------------------------------
  Total other income                                           2,584            2,392           39,137           44,113
- -------------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                    $85,679           $7,831         $147,320         $240,830
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

(1) New businesses include: Lockwood, acquired 10/31/91; Independence One Asset Management Corporation, start-up 11/12/91; First Collateral Services, Inc., acquired 4/13/92; BancA Corp., acquired 7/29/92 and Peoples/Community Banks, acquired 4/1/93.
(2) Includes inter-company eliminations.

Certain prior period amounts have been reclassified to conform to current period presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

in 1992 of $11.5 million. This increase is principally due to an increase in the volume of loans sold with servicing released.
   In addition, net gains of $9.3 million were recognized from the sales of the mortgage servicing rights for approximately $2.5 billion of loans. The gains of $9.3 million were net of approximately $15.2 million of PMSR and ESF assets written off in the sale. Net gains in 1992 were $5.8 million from sales of the mortgage servicing rights for approximately $579 million of loans.
   Unprecedented refinancing activity resulted in accelerated prepayments (runoff) in IOMC's off-balance sheet servicing portfolios which required the acceleration of the amortization of ESF. The 1993 amortization expense of 18.9 million was twice that of $9.5 million for 1992, reducing mortgage servicing income. In addition, the net runoff in the servicing portfolios was the principal reason for the $3.4 million decrease in mortgage servicing fees.
   Refer to the Business Review section for further discussion of IOMC's business activities.
   Approximately $2.6 million of the increase in non-interest income was attributable to the Corporation's recent acquisitions (FCSI in 1992 and Peoples/Community Bank in 1993).

1992 VS. 1991
   As in 1993, IOMC was a significant contributor to the increase in non-interest income in 1992 from 1991. Mortgage servicing fees, before amortization of ESF, increased $9.4 million, or 16.5%, due to the significant net growth in the mortgage servicing portfolios in 1992.
   The extraordinary increase in refinancing loan production during 1992 resulted in a $6.3 million, or 120%, increase in mortgage banking gains.




- ---------------------------------------------------------------------------------------------------------
Table 7 Non-Interest Income (continued)
- ---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands)                                        1992
- ---------------------------------------------------------------------------------------------------------
                                                                              CONSOLIDATED
                                                                                       MNC(2)
                                                                                 EXCLUDING
                                                                    NEW           IOMC AND   CONSOLIDATED
                                                    IOMC     BUSINESSES(1)  NEW BUSINESSES            MNC
- ---------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                $1,937      $ 50,665       $ 52,602
Merchant card processing fees                                          16        15,171         15,187
Mortgage servicing fees                             $66,336                                     66,336
Amortization of ESF                                  (9,485)                                    (9,485)
Loan service charges                                    226           832         7,202          8,260
- ---------------------------------------------------------------------------------------------------------
   Service charges                                   57,077         2,785        73,038        132,900
- ---------------------------------------------------------------------------------------------------------
Trust and investment services income                                             17,877         17,877
Mortgage banking gains, net                          11,476                                     11,476
Gains from sale of mortgage
  servicing rights                                    5,799                                      5,799
Investment securities gains (losses), net                                         1,303          1,303
Investment securities available for
  sale gains, net                                                                 7,946          7,946
Other Income:
  Trading profits
  Other                                               2,977         3,478        33,330         39,785
- ---------------------------------------------------------------------------------------------------------
   Total other income                                 2,977         3,478        41,037         47,492
- ---------------------------------------------------------------------------------------------------------
Total Non-Interest Income                           $77,329        $6,263      $141,201       $224,793
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------


(1) New businesses include: Lockwood, acquired 10/31/91; Independence One Asset Management Corporation, start-up 11/12/91; First Collateral Services, Inc., acquired 4/13/92; BancA Corp., acquired 7/29/92 and Peoples/Community Banks, acquired 4/1/93.
(2) Includes inter-company eliminations.

Certain prior period amounts have been reclassified to conform to current period presentation.












- ---------------------------------------------------------------------------------------------------------
Table 7 Non-Interest Income (continued)
- ---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands)                                        1991
- ---------------------------------------------------------------------------------------------------------
                                                                              CONSOLIDATED
                                                                                       MNC(2)
                                                                                 EXCLUDING
                                                                    NEW           IOMC AND    CONSOLIDATED
                                                    IOMC     BUSINESSES(1)  NEW BUSINESSES             MNC
- ---------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                 $ 296        $ 46,715      $ 47,011
Merchant card processing fees                                           2          12,587        12,589
Mortgage servicing fees                             $56,938                                      56,938
Amortization of ESF                                  (3,129)                                     (3,129)
Loan service charges                                    213                         5,134         5,347
- ---------------------------------------------------------------------------------------------------------
   Service charges                                   54,022           298          64,436       118,756
- ---------------------------------------------------------------------------------------------------------
Trust and investment services income                                               15,481        15,481
Mortgage banking gains, net                           5,206                         5,206
Gains from sale of mortgage
  servicing rights                                    7,102                                       7,102
Investment securities gains (losses), net                             (13)          1,768         1,755
Investment securities available for
  sale gains, net
Other Income:
  Trading profits
  Other                                               3,941            68          30,705        34,714
- ---------------------------------------------------------------------------------------------------------
   Total other income                                 3,941            68          37,730        41,739
- ---------------------------------------------------------------------------------------------------------
Total Non-Interest Income                           $70,271         $ 353        $119,415      $190,039
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

(1) New businesses include: Lockwood, acquired 10/31/91; Independence One Asset Management Corporation, start-up 11/12/91; First Collateral Services, Inc., acquired 4/13/92; BancA Corp., acquired 7/29/92 and Peoples/Community Banks, acquired 4/1/93.
(2) Includes inter-company eliminations.

Certain prior period amounts have been reclassified to conform to current period presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


NON-INTEREST EXPENSE
   Non-interest expense increased $91.9 million, or 18.8%, in 1993 compared to 1992, and $77.9 million, or 19.0%, in 1992 compared to 1991.
   Refer to Table 8 for a comparative analysis of the components of non-interest expense for the years ended December 31, 1993, 1992, and 1991. Following is a discussion of the major transactions included in the comparative analysis in Table 8.

1993 VS. 1992-The major contributor to higher expenses in 1993 was an approximate 100% increase in PMSR amortization expense to $105.0 million for the year ended 1993 from $53.0 million during 1992. This increase is directly attributable to the accelerated prepayments in the purchased servicing portfolios resulting from the extraordinary volume of refinancing activity that continued through most of 1993.
   The Corporation's recent acquisitions contributed another $11.9 million to the increase in non-interest expense.
   Effective January 1, 1993, the Corporation's FDIC deposit insurance assessment increased from twenty-three Basis Points to twenty-six Basis Points resulting in a $2.0 million increase in FDIC insurance expense.
   During the second quarter 1993, the Corporation recognized a $4.6 million one-time write-down of the assets of the Corporation's Dallas, Texas software subsidiary, BancA Corporation, due to a longer than expected sales cycle for bank software products. Virtually all the assets of BancA Corporation were sold effective October 1, 1993. The sale transaction did not result in any further loss to the Corporation.
   Other employee benefits for the year ended December 31, 1993, include retiree medical benefit expense of $6.9 million accrued in accordance with SFAS No. 106, which was adopted January 1, 1993. This compares to retiree medical claims expense of $1.3 million recognized in 1992 under cash basis accounting. Effective December 31, 1993, the Corporation reduced the discount rate used to measure the present value of pension and post retirement health care benefit obligations from 8.5% to 7.0%. The change in discount rate will have the effect of increasing future annual expense accruals for these

- ----------------------------------------------------------------------------------------------------------------------
Table 8 Non-Interest Expense
- ----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands)                                                1993
- ----------------------------------------------------------------------------------------------------------------------
                                                                                          CONSOLIDATED
                                                                                                   MNC(2)
                                                                                             EXCLUDING
                                                                                 NEW          IOMC AND   CONSOLIDATED
                                                                 IOMC  BUSINESSES(1)    NEW BUSINESSES            MNC
- ----------------------------------------------------------------------------------------------------------------------
Salaries and wages                                           $ 25,399        $10,725          $146,174       $182,298
Other employee benefits                                         8,806          2,057            40,341         51,204
Net occupancy                                                   3,341          1,520            25,080         29,941
Equipment                                                       3,848          1,479            36,304         41,631
Outside services                                                3,855          2,692            27,671         34,218
Defaulted loan expense, net:
 Writedowns                                                     1,071             30            17,910         19,011
 Operating (income)/expense, net                                1,617            109            (2,234)          (508)
Amortization of PMSR                                          104,998                                         104,998
Other Expenses:
 FDIC insurance                                                                  579            21,219         21,798
 Communications                                                 2,233            343             6,801          9,377
 Stationery and supplies                                        1,629            426             7,889          9,944
 Advertising                                                      362            170             7,622          8,154
 Michigan single business tax                                                                    6,681          6,681
 Postage                                                        1,834            239             4,163          6,236
 Amortization of goodwill                                                        640               497          1,137
 Uncollected interest on early payoffs of loans serviced       11,965                                          11,965
 Provision for foreclosure costs on loans serviced              4,275                                           4,275
 Other                                                         12,958          7,723            17,644         38,325
- ----------------------------------------------------------------------------------------------------------------------
   Total other expenses                                        35,256         10,120            72,516        117,892
- ----------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                   $188,191        $28,732          $363,762       $580,685
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Net Overhead Ratio(3)                                           10.61%          4.05%             2.80%          3.69%
- ----------------------------------------------------------------------------------------------------------------------
Efficiency Ratio(4)                                            167.60%         73.53%            70.88%         87.38%
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

(1) New businesses include: Lockwood, acquired 10/31/91; Independence One Asset Mangement Corporation, start-up 11/12/91; First Collateral Services, Inc., acquired 4/13/92; BancA Corporation, acquired 7/29/92 and Peoples/Community Banks, acquired 4/1/93. 1993 activity includes the $4.6 million on-time write-down of BancA Corporation assets.
(2) Includes inter-company eliminations.
(3) Non-interest expense less non-interest income divided by average earning assets.
(4) Non-interest expense divided by the sum of Net Interest Income (Fully Taxable Equivalent) and non-interest income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

benefits. The Corporation's current projection of these increases is an estimated $2.5 million for pension benefit expense and an estimated $1.5 million for postretirement health care benefit expense. See Note P and Note Q for further information regarding these benefit obligations.

1992 VS. 1991-Excluding increases attributable to the Corporation's recent acquisitions and a one-time charge in 1991, non-interest expense for 1992 increased $72.7 million over 1991. The one-time charge represented a write-off of intangible assets totaling $8.1 million and is included in other expense ($6.4 million) and amortization of goodwill ($1.7 million).
   As in 1993, the principal contributor to the year-over-year increases in total non-interest expense was an increase in PMSR amortization expense at IOMC. Significant operating expense increases, principally salaries and wages, were also incurred to process the unusually high volume of refinancing activity.
   The negative effect the depressed commercial real estate industry had on certain borrowers resulted in significant increases in the Corporation's holdings of foreclosed (legal and in-substance) commercial real estate and associated defaulted loan expense during 1992 and 1991.
   The increase in FDIC insurance was attributable to an increase in the assessment from nineteen and one-half Basis Points to twenty-three Basis Points effective July 1, 1991.

NEW ACCOUNTING STANDARDS
Two new accounting standards were recently issued which affect the measurement of employee benefit costs. The Financial Accounting Standards Board has issued SFAS No. 112, Employer's Accounting for Postemployment Benefits. The Corporation will adopt this Statement in the first quarter of 1994.
   The American Institute of Certified Public Accountants has issued Statement of Position No. 93-6, Employer's Accounting for Employee Stock Ownership Plans. This Statement is effective for fiscal years beginning after December 31, 1993, and applies to shares acquired by employee stock ownership plans after December 31, 1992.
   Refer to Note A for further information on these new accounting standards.

- ---------------------------------------------------------------------------------------
Table 8 Non-Interest Expense (continued)
- ---------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands)
- ---------------------------------------------------------------------------------------
                                                       1992
- ---------------------------------------------------------------------------------------
                                                             CONSOLIDATED
                                                                      MNC(2)
                                                                EXCLUDING
                                                   NEW           IOMC AND  CONSOLIDATED
                                      IOMC  BUSINESSES(1)  NEW BUSINESSES           MNC
- ---------------------------------------------------------------------------------------
Salaries and wages                 $ 19,973     $ 6,812      $138,762     $165,547
Other employee benefits               7,267       1,320        36,283       44,870
Net Occupancy                         3,177       1,023        24,923       29,123
Equipment                             3,439         972        33,885       38,296
Outside services                      3,596       2,325        22,786       28,707
Defaulted loan expense, net:
  Writedowns                            276                    20,128       20,404
  Operating (income)/expense, net     1,109                       716        1,825
Amortization of PMSR                 53,000                                 53,000
Other Expenses:
  FDIC insurance                                    450        19,282       19,732
  Communications                      2,358         251         6,991        9,600
  Stationery and supplies             1,702         279         7,109        9,090
  Advertising                           293          53         3,775        4,121
  Michigan single business tax          812                     4,484        5,296
  Postage                             1,779         155         3,965        5,899
  Amortization of goodwill                          313           560          873
  Uncollected interest on early
    payoffs of loans serviced         7,543                                  7,543
  Provision for foreclosure
    costs on loans serviced          12,653                                 12,653
  Other                              13,833         967        17,397       32,197
- ----------------------------------------------------------------------------------
     Total other expenses            40,973       2,468        63,563      107,004
- ----------------------------------------------------------------------------------
Total Non-Interest Expense         $132,810     $14,920      $341,046     $488,776
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------
Net Overhead Ratio(3)                  6.11%       4.19%         2.37%        2.76%
- ----------------------------------------------------------------------------------
Effiiency Ratio(4)                   127.86%      60.48%        64.13%       74.02%
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

(1) New businesses include: Lockwood, acquired 10/31/91; Independence One Asset Mangement Corporation, start-up 11/12/91; First Collateral Services, Inc., acquired 4/13/92; BancA Corporation, acquired 7/29/92 and Peoples/Community Banks, acquired 4/1/93. 1993 activity includes the $4.6 million on-time write-down of BancA Corporation assets.
(2) Includes inter-company eliminations.
(3) Non-interest expense less non-interest income divided by average earning assets.
(4) Non-interest expense divided by the sum of Net Interest Income (Fully Taxable Equivalent) and non-interest income.

- --------------------------------------------------------------------------------------
Table 8 Non-Interest Expense (continued)
- --------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands)
- --------------------------------------------------------------------------------------
                                                        1991
- --------------------------------------------------------------------------------------
                                                              CONSOLIDATED
                                                                       MNC(2)
                                                                 EXCLUDING
                                                  NEW             IOMC AND  CONSOLIDATED
                                      IOMC   BUSINESSES(1)  NEW BUSINESSES           MNC
- ---------------------------------------------------------------------------------------
Salaries and wages                  $14,240         $ 592     $131,877         $146,709
Other employee benefits               4,674           101       38,418           43,193
Net Occupancy                         2,817           137       26,399           29,353
Equipment                             2,497           142       34,433           37,072
Outside services                      2,006           268       22,237           24,511
Defaulted loan expense, net:
  Writedowns                            263                     22,347           22,610
  Operating (income)/expense, net       345                     (6,565)          (6,220)
Amortization of PMSR                 19,656                                      19,656
Other Expenses:
  FDIC insurance                                       79       18,131           18,210
  Communications                      1,545            24        6,612            8,181
  Stationery and supplies             1,192            41        7,157            8,390
  Advertising                           131             6        4,418            4,555
  Michigan single business tax          225                      4,530            4,755
  Postage                             1,305            25        4,081            5,411
  Amortization of goodwill                             52        2,325            2,377
  Uncollected interest on early
    payoffs of loans serviced         1,612                                       1,612
  Provision for foreclosure
    costs on loans serviced           4,569                                       4,569
  Other                               8,875           148       26,869           35,892
- ---------------------------------------------------------------------------------------
     Total other expenses            19,454           375       74,123           93,952
- ---------------------------------------------------------------------------------------
Total Non-Interest Expense          $65,952        $1,615     $343,269         $410,836
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------
Net Overhead Ratio(3)                 -1.07%         3.65%        2.44%            2.29%
- ---------------------------------------------------------------------------------------
Effiiency Ratio(4)                    84.02%        84.69%       64.69%           67.24%
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------

(1) New businesses include: Lockwood, acquired 10/31/91; Independence One Asset Mangement Corporation, start-up 11/12/91; First Collateral Services, Inc., acquired 4/13/92; BancA Corporation, acquired 7/29/92 and Peoples/Community Banks, acquired 4/1/93. 1993 activity includes the $4.6 million on-time write-down of BancA Corporation assets.
(2) Includes inter-company eliminations.
(3) Non-interest expense less non-interest income divided by average earning assets.
(4) Non-interest expense divided by the sum of Net Interest Income (Fully Taxable Equivalent) and non-interest income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


INCOME TAXES

   For the years 1993 and 1992, the Corporation determined income tax expense in accordance with SFAS No. 109, which was adopted effective January 1, 1992. A $6.3 million cumulative effect on prior years of adopting the new standard was recognized in 1992. Prior to January 1, 1992, the Corporation determined income tax expense under the provisions of SFAS No. 96. SFAS No. 109 supersedes SFAS No. 96.
   The difference between the effective income tax rate and the statutory rate (35% in 1993, 34% in 1992 and 1991) in each of the three years ended December 31, 1993, 1992, and 1991, is principally due to the recognition of tax benefits derived from tax-exempt assistance received by IOBOC from the FDIC, as well as tax-exempt interest income from municipal obligations. Further information regarding the assistance received from the FDIC can be found in Note E. A detailed reconciliation to the statutory income tax rate is presented in
Note V.
   The effective tax rate was (9.2)% in 1993 compared to an effective rate of 10.0% in 1992 and 18.8% in 1991. The change in the effective tax rate from 1992 to 1993 was principally due to an increase in the percentage of tax-exempt income relative to total pre-tax income. In addition, the Omnibus Budget Reconciliation Act of 1993 increased the normal corporate statutory tax rate by 1 % to 35% for calendar year 1993. This rate change increased the value of the Corporation's net deferred tax assets, which contributed to the reduction of the effective tax rate. The decrease in the effective tax rate to 10.0% for 1992 from 18.8% for 1991 was primarily due to the recognition of deferred tax benefits under the provisions of SFAS No. 109 that the Corporation could not otherwise recognize under SFAS No. 96. For further detail regarding the Corporation's income tax provisions for each of the three years ended December 31, 1993, 1992 and 1991, refer to Note V.
   The U.S. Department of Treasury and the Internal Revenue Service have indicated that they will contest tax deductions for losses and expenses reimbursed by assistance from the FDIC. Refer to Note V for additional information regarding the contingencies associated with this issue.

INVESTMENT SECURITIES

   The management of the investment portfolios is an important component of the overall management of the Corporation's balance sheet. Investment portfolio management requires diversification of risk and the ability to satisfy bank pledging requirements. The investment portfolios are structured so that sufficient marketable securities mature periodically or can be easily liquidated.
   Effective December 1992, the Corporation accounts for its investment securities in one of two portfolios-Investments held-to-maturity and Investments available-for-sale. The accounting policies applicable to these two portfolios are presented in Note A. Security holdings that management intends to retain until maturity are classified as Investments held-to-maturity. Investments which may be utilized for active management of interest rate risk or liquidity are classified in the available-for-sale portfolio.
   In December 1992 and the first quarter 1993, the Corporation transferred a total of approximately $312 million of mortgage-backed securities, and approximately $54 million of short-term U.S. Government Treasury bills to this portfolio. Prior to the transfers the Corporation had both the positive intent and ability to hold those securities for the foreseeable future. However, management considered it prudent to make the transfers because the market characteristics of those securities could make them more susceptible to more active management sometime prior to maturity. Once these securities were transferred to the available-for-sale portfolio, they were subject to "lower of cost or market" accounting with the potential for future unrealized market losses below cost creating a new risk to capital. In December, 1992, the Corporation sold approximately $125 million of these securities for a net gain of approximately $8.0 million, and during 1993, the Corporation sold approximately $221 million for net gains of approximately $6.3 million.
   The Financial Accounting Standards Board has issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement requires investment in equity and debt securities be classified in three categories and accounted for as follows: (i) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (iii) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. The Statement is effective for financial statements with fiscal years beginning after December 15, 1993. The Corporation will adopt this Statement in the first quarter of 1994 and does not expect that adoption will have a material adverse effect on its financial condition.

   The Corporation's investments held-to-maturity portfolio consists of four types of securities: (a) U.S. Treasury, Government agencies and corporations
(b) state and municipal, (c) mortgage-backed securities and (d) other securities. Refer to Note D for further detailed disclosures regarding the investment portfolio.
   Declining interest rates have resulted in accelerated principal prepayment of mortgage-backed securities. The mortgage-backed securities portfolio balance at December 31, 1993, was $1.0 billion with an expected weighted average maturity of 2.36 years and an average yield of 6.62%. This compares to a balance of $1.0 billion at December 31, 1992, with an expected weighted average maturity of 3.2 years and an average yield of 7.76%. In an effort to mitigate some of the prepayment risk associated with the mortgage-backed portfolio, the Corporation sold approximately $70.2 million of pass-through certificates in a coupon roll down transaction during the first quarter 1992. That is, higher coupon rate certificates were sold and the proceeds immediately reinvested in lower coupon securities. This sale resulted in gains of $1.9 million.

LOANS AND LEASE FINANCING PORTFOLIO AND CREDIT RISK ANALYSIS

OVERVIEW
Credit quality continued to improve during 1993 as evidenced by reductions in the level of Watch Credits, Non-performing Assets and net charge-offs. After reaching a high of $694 million at June 30, 1992, Watch Credits decreased to $387 million at December 31, 1993; total Non-performing Assets declined from $304.2 million at year-end 1992, to $255.2 million at December 31, 1993; net charge-offs for the year ended 1993 were $25.4 million, 52% below 1992's net charge-offs of $52.8 million. Further improvement in credit quality will continue to be a major focus of the Corporation in 1994.
   The Corporation's total loans and lease financing were relatively flat compared to year-end 1992 total outstandings. Net increases in consumer loans; commercial real estate mortgages and lease financing were offset by net decreases in residential real estate-mortgages; short-term real estate-construction; and commercial loans.
   A discussion of the loan portfolio composition, management of credit risk and loan quality follows.

LOAN PORTFOLIO COMPOSITION
Table 9 provides a five year presentation of the Corporation's loan portfolio. A breakdown of the Corporation's outstanding commercial loans secured by real estate and other commercial loans by industry and geographic concentrations at December 31, 1993 are presented in Table 9a. Table 9b presents the Corporation's outstanding short-term commercial real estate construction loans and commercial real estate-mortgage loans by collateral type and geographic concentration at December 31, 1993.
   The installment loan portfolio increased $132.4 million, or 20%, to $780.5 million at December 31, 1993, from $648.1 million at year-end 1992. This increase was principally attributable to growth in secured and unsecured direct consumer loans due to the low interest rate environment and successful marketing of the unsecured Capital Reserve line of credit product.
   Mortgage loan refinancing activity subsided in late 1993 and contributed to the reduction of the residential mortgage loan portfolio.
   Another major contributor to the decrease in residential mortgage loans was a sale of a $300 million prime-rate-based residential loan portfolio. This sale is further discussed in the Net Interest Income section. The remaining balance in this portfolio was approximately $67 million at December 31, 1993, and the Corporation now intends to manage this portfolio as held for sale.
   Partially offsetting these decreases was the purchase of approximately
$122 million of FHA insured residential mortgages that are over 90 days delinquent in Government National Mortgage Association (GNMA) mortgage pools serviced by IOMC. The FHA insures 100% of the principal balance of these loans and interest is insured at an FHA debenture rate less two months interest for those loans that become foreclosure loans. These past due but still accruing loans are excluded from the Corporation's Non-performing Asset totals.
   The Corporation is accruing interest income on these loans at FHA debenture rates. The weighted average debenture rate for this portfolio was 9.11% at December 31, 1993. The loans' contractual interest rates in all cases exceed the FHA debenture rate and, for those loans that are brought current by the borrower, interest income received in excess of the debenture rate is recognized on a cash basis only.
   The purchase reduces IOMC's risk of loss associated with those loans that might become foreclosure loans. That is, IOMC will not have the expense of reimbursing GNMA for the difference between the contractual interest and the FHA debenture rate. Other costs associated with foreclosure are the obligation of IOMC regardless of whether the loans have been purchased or remain in GNMA pools.
   The commercial loan portfolio declined slightly during 1993 due, in part, to alternative funding opportunities which are available to customers in the private placement and syndication markets.
   The Corporation expects modest increases in loan volume during 1994, continuing to concentrate on middle market business.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS



MANAGEMENT OF CREDIT RISK
    The Corporation's senior credit officer reports directly to the Chairman and Chief Executive Officer and is responsible for credit policies designed to reduce the credit risk of the Corporation. This structure provides for greater focus on general credit policies and their consistent application on a corporate wide basis.
    The Corporation utilizes a committee structure as the primary mechanism for credit approval. A comprehensive risk rating system is employed for commercial and commercial real estate loans in excess of $10 thousand. The risk rating of a loan is based upon the borrower's financial condition, industry analyses and other factors.
    If a loan is performing but the borrower's operating results are showing signs of current or possible future financial difficulties, the loan is classified as a Watch Credit. These performing loans are subjected to closer and more frequent risk assessment reviews and closer management of the credit relationship. The Corporation's Watch Credits totaled $387 million at December 31, 1993, a significant decline from $539 million at December 31, 1992. Improvement in the financial condition of certain borrowers was a significant contributing factor to this decline.
    If and when the current and/or projected financial condition of a borrower reaches a point where, in management's judgment, serious doubt of repayment of principal or interest exists, the loan is placed in a non-accrual or in-substance foreclosure status. Non-performing and in-substance foreclosure loans and property from defaulted loans are generally reassigned to departments that specialize in the management of such assets as well as the management and marketing of properties from defaulted loans with the objective of maximizing the Corporation's return, or minimizing any loss.

- -------------------------------------------------------------------------------------------------------------------
Table 9 Loans and Lease Financing Portfolio
- -------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (in thousands)                                    1993        1992         1991        1990        1989
- -------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural secured
 by real estate                                         $  971,917  $  977,616   $1,036,815         N/A         N/A
Other commercial, financial and agricultural             2,373,707   2,378,753    2,118,710         N/A         N/A
- -------------------------------------------------------------------------------------------------------------------
 Subtotal(1)                                             3,345,624   3,356,369    3,155,525  $3,197,514  $3,169,941

Commercial real estate-mortgage                          1,238,177   1,168,669    1,260,416   1,333,155   1,287,113
Residential real estate-mortgage:
 Mortgages held for sale                                   583,056     670,800      494,866     231,648     317,741
 Mortgages held for investment                             465,904     578,909      283,874     298,397     173,569
- -------------------------------------------------------------------------------------------------------------------
 Subtotal(1)                                             2,287,137   2,418,378    2,039,156   1,863,200   1,778,423

Short-term commercial
 real estate-construction                                  159,594     222,819      335,730     521,544     674,415
Installment                                                780,532     648,099      649,102     617,387     498,260
Lease financing                                            116,998      82,728       22,391      31,848      32,046
- -------------------------------------------------------------------------------------------------------------------
 Total                                                   6,689,885   6,728,393    6,201,904   6,231,493   6,153,085
Unearned income                                            (18,619)    (15,869)      (3,834)     (5,872)     (5,615)
- -------------------------------------------------------------------------------------------------------------------
 Total                                                   6,671,266   6,712,524    6,198,070   6,225,621   6,147,470
Covered Assets and FDIC assistance                                      18,524      389,698     558,335     648,612
- -------------------------------------------------------------------------------------------------------------------
Total                                                   $6,671,266  $6,731,048   $6,587,768  $6,783,956  $6,796,082
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Watch Credits (in millions) (2)                               $387        $539         $616        $412        $228
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


(1) During 1990, the Corporation undertook a project whereby its loans were reclassified in accordance with definitions which better reflect the relative risk characteristics of those loans. Prior year data was not restated because the 1990 reclassifications did not materially change the respective categories.
(2)  Loans classified as Watch Credits are included in the above loan balances.

N/A: Not Available.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Table 9a. Commercial, Financial and Agricultural Loans Outstanding at DECEMBER 31, 1993 (in thousands)

                                                         Other                                 Other
Industry(1)                                Michigan    Midwest   Northeast        South       States        Total
- ----------------------------------------------------------------------------------------------------------------------
Commercial, Financial and Agricultural
 Loans Secured by Real Estate:
 Finance, insurance and real estate           $ 318,966   $ 13,483      $ 3,488      $ 9,691     $ 2,149    $ 347,777
 Service                                        199,030     18,858       20,681          128       1,887      240,584
 Retail trade                                    79,871      1,431       82,724        2,440                  166,466
 Manufacturing                                   51,962         27                     1,970         928       54,887
 Automotive                                      52,742      1,972                                             54,714
 Wholesale trade                                 24,558         57                       378                   24,993
 Transportation/utilities                        12,037                     301                                12,338
 Other                                           20,916         87                                49,155       70,158
- ----------------------------------------------------------------------------------------------------------------------
     Total                                      760,082     35,915      107,194       14,607      54,119      971,917
- ----------------------------------------------------------------------------------------------------------------------
Other Commercial, Financial and
 Agricultural Loans:
 Finance, insurance and real estate             270,898      1,187          338       15,123     304,270      591,816
 Service                                        330,761     21,431        2,451        1,394       8,441      364,478
 Manufacturing                                  251,457     22,606       12,853        6,670       6,764      300,350
 Retail trade                                   245,777      9,528        4,743        5,999       2,083      268,130
 Wholesale trade                                219,453      2,801                                 5,512      227,766
 Automotive                                     217,748      6,779                       504                  225,031
 Transportation/utilities                       199,814      7,020        1,632                    3,500      211,966
 Other                                           72,195        161           30        2,394     109,390      184,170
- ----------------------------------------------------------------------------------------------------------------------
     Total                                    1,808,103     71,513       22,047       32,084     439,960    2,373,707
- ----------------------------------------------------------------------------------------------------------------------
Total Commercial, Financial and
 Agricultural Loans Outstanding              $2,568,185   $107,428     $129,241      $46,691    $494,079   $3,345,624
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Percentage of geographic location to Total        76.76%      3.21%        3.86%        1.40%      14.77%         100%
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

(1)During 1993 the Corporation redefined its industry categories from Standard Industrial Classification codes to internally developed definitions which are based on the primary market in which the borrower operates.

Table 9b. Short-Term Commercial Real Estate-Construction and Commercial Real Estate-Mortgage Loans Outstanding at DECEMBER 31, 1993 (in thousands)

- ---------------------------------------------------------------------------------------------------------------------
                                                                Other                              Other
Collateral Type                                    Michigan    Midwest  Northeast        South     States       Total
- ---------------------------------------------------------------------------------------------------------------------
Short-term Commercial
   Real Estate-Construction:
 Land development/acquisition                      $ 16,639      $ 129                $ 54,640               $ 71,408
 Retail                                              15,402                                                    15,402
 Office                                              12,058                                                    12,058
 Residential > 4 family                               4,273         98                   3,429                  7,800
 Other                                               46,969                              3,390    $ 2,567      52,926
- ---------------------------------------------------------------------------------------------------------------------
     Total                                           95,341        227                  61,459      2,567     159,594
- ---------------------------------------------------------------------------------------------------------------------
Commercial Real Estate-Mortgage:
 Retail                                             289,673      5,374                  17,014        752     312,813
 Office                                             224,164      8,554                   7,504      1,216     241,438
 Residential > 4 family                             157,115      1,396                   3,000     33,773     195,284
 Mobile home parks                                   94,580      8,606      $ 541       30,225      6,774     140,726
 Industrial                                         114,643        290                     792      2,764     118,489
 Hotels                                              61,373        898     18,301        5,887     28,606     115,065
 Warehouse                                           22,181      5,502                                680      28,363
 Other                                               43,769        394        259        4,253     37,324      85,999
- ---------------------------------------------------------------------------------------------------------------------
     Total                                        1,007,498     31,014     19,101       68,675    111,889   1,238,177
- ---------------------------------------------------------------------------------------------------------------------
Total Commercial
 Real Estate Loans Outstanding                   $1,102,839    $31,241    $19,101     $130,134   $114,456  $1,397,771
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
Percentage of geographic location to Total            78.89%      2.24%      1.37%        9.31%      8.19%        100%
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

NON-PERFORMING ASSETS
   Non-performing Assets continued to decrease in 1993 to $255.2 million, the lowest level since September 30, 1990, from a high of $348 million at March 30, 1991. The high level of Non-performing Assets in recent years was due to the weak economy's effect on individual borrowers and the deterioration in real estate values which were caused by an excess supply of commercial real estate properties in several market areas.
   Loans are generally placed in non-accrual status when 90 days or more past due, or sooner when there is serious doubt as to the collectability of future interest or principal. While in non-accrual, cash payments received (both principal and interest) are generally applied as a reduction of the principal balance.
   Property from defaulted loans includes both foreclosed and in-substance foreclosed properties, which are recorded at the lower of the investment in the related loan or the fair market value of the foreclosed property less estimated costs to sell the asset. Cash payments received on in-substance foreclosed properties are recorded based on the source of the payment. Payments sourced from the operation of the property are recorded as defaulted loan income; payments from other sources (i.e. sale of property) are recorded as reductions of the principal balance.
   Table 10 provides a five year presentation of the Corporation's Non-performing Assets and Table 10a presents the 1993 activity in commercial and commercial real estate Non-performing Assets. Table 10b presents a break down of commercial loans secured by real estate and other commercial Non-performing Assets by industry and geographic concentrations at December 31, 1993. A break down of the short-term commercial real estate-construction and commercial real estate-mortgage Non-performing Assets by collateral type and by geographic concentration at December 31, 1993, is presented in Table 10c.
   As the economy improves, a continuing decline in the level of Non-performing Assets is expected. In 1994, the Corporation will continue to focus its efforts on reducing Non-performing Assets through successful marketing of property from defaulted loans.
   At December 31, 1993, the Corporation had only $7 million of unfunded commitments associated with its Non-performing Assets which it may fund under certain circumstances.
   The following table presents the estimated interest income on Non-performing Assets held at December 31 that would have been recognized in each year during the period that such assets were in a non-performing status.

PROFORMA INTEREST INCOME

YEAR ENDED
DECEMBER 31                   1993        1992       1991
- ---------------------------------------------------------
(in millions)
Non-performing
 Loans                       $ 9.7       $14.6      $16.8
Real estate
 owned                         4.5         7.2        4.7
In-substance
 foreclosures                  3.4         3.4        7.4
- ---------------------------------------------------------
Total proforma
 interest                    $17.6       $25.2      $28.9
- ---------------------------------------------------------

   Actual cash interest received during 1993, 1992 and 1991 on Non-performing Assets held at December 31 of each year, while such assets were in an accruing status, was $14.7 million, $19.9 million and $10.5 million, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

- --------------------------------------------------------------------------------------------------------------------------------
Table 10 Non-performing Assets
- --------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (in thousands)                                                   1993          1992        1991       1990      1989
- --------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans
 Commercial, financial and agricultural secured by real estate           $ 36,872      $ 41,782    $ 37,305        N/A       N/A
 Other commercial, financial and agricultural                              32,243        24,843      54,601        N/A       N/A
- --------------------------------------------------------------------------------------------------------------------------------
         Subtotal                                                          69,115        66,625      91,906     62,000    49,256

 Commercial real estate-mortgage                                            8,886        14,606      45,484     47,817    12,219
 Residential real estate-mortgages held for investment                     22,271        11,713       9,393      4,805     3,232
- --------------------------------------------------------------------------------------------------------------------------------
         Subtotal                                                          31,157        26,319      54,877     52,622    15,451

 Short-term commercial real estate-construction                            55,189        56,337      34,540     51,259     7,514
 Installment                                                                1,002         2,520       2,632      2,138     1,440
 Lease financing                                                                             84           3        190
- --------------------------------------------------------------------------------------------------------------------------------
         Total Non-accrual Loans                                          156,463       151,885     183,958    168,209    73,661
Renegotiated loans
 Commercial, financial and agricultural secured by real estate                 47                       328        N/A       N/A
 Other commercial, financial and agricultural                                               145                    N/A       N/A
- --------------------------------------------------------------------------------------------------------------------------------
         Subtotal                                                              47           145         328      1,403       412

 Commercial real estate-mortgage                                              338                       488
 Short-term commercial real estate-construction                               313
- --------------------------------------------------------------------------------------------------------------------------------
         Total Renegotiated Loans                                             698           145         816      1,403       412
- --------------------------------------------------------------------------------------------------------------------------------
         Total Non-performing Loans                                       157,161       152,030     184,774    169,612    74,073
- --------------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans and discontinued operations                  98,066       152,207     143,079    134,552    51,170
- --------------------------------------------------------------------------------------------------------------------------------
         Total Non-performing Assets                                     $255,227      $304,237    $327,853   $304,164  $125,243
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
Non-performing Loans to loans                                                2.36%         2.26%       2.80%      2.50%     1.09
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses to Non-performing Loans               121.53%       115.42%      83.69%     80.89%   168.41
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
Non-performing Assets to total loans (net of unearned income)
 plus property from defaulted loans and discontinued
 operations                                                                  3.77%         4.42%       4.87%      4.40%     1.83%
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------


Certain prior period amounts have been restated for a change in reporting classification to exclude loans that are 90 days or more past due and still accruing and to include real estate of discontinued operations. Loans 90 days or more past due and still accruing at December 31, 1993, 1992, 1991, 1990 and 1989, were $118,363, $2,087, $2,049, $4,445 and $1,564, respectively. At
December 31, 1993, 97.5% of loans 90 days or more past due and still accruing were insured by the FHA.

N/A: Not Available

                     Management's Discussion and Analysis

- --------------------------------------------------------------------------------------------------------------
Table 10a. Changes in Commercial and Commercial Real Estate Non-performing
Assets (in thousands)
- --------------------------------------------------------------------------------------------------------------
                                                        Short-Term      Commercial
                                Commercial Real     Commercial Real    Loans Secured         Other
                                Estate-Mortgage   Estate-Construction   By Real Estate  Commercial    Total
- --------------------------------------------------------------------------------------------------------------
Non-performing Assets at
    December 31, 1992               $40,813            $138,518        $62,846        $39,535         $281,712
 Activity during 1993:
   Additions                         10,031              25,894          9,098         39,632           84,655
   Pay-downs                         (8,729)            (12,251)        (1,513)       (13,361)         (35,854)
   Disposition of assets            (13,717)            (29,939)        (2,424)        (3,332)         (49,412)
   Charge-offs                       (4,318)             (4,000)        (4,832)       (11,414)         (24,564)
   Write-downs                       (2,160)             (4,202)        (2,015)          (360)          (8,737)
   Return to accrual(1)              (2,448)             (5,823)        (2,814)        (7,451)         (18,536)
   Other(2)                           2,945              (1,611)        (2,429)        (3,707)          (4,802)
- --------------------------------------------------------------------------------------------------------------
   Net activity during 1993         (18,396)            (31,932)        (6,929)             7          (57,250)
- --------------------------------------------------------------------------------------------------------------
Non-performing Assets at
    December 31, 1993
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
                                    $22,417            $106,586        $55,917        $39,542         $224,462
Percentage of Non-performing Asset
    category to Total                  9.99%              47.49%         24.91%         17.61%            100%
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

(1) Loans are returned to performing status after a reasonable period of sustained performance and the borrower's financial condition has improved to a point where doubt as to repayment of principal and interest no longer exists.
(2) Represents net activity for assets with a carrying value generally less than $250 thousand.
Prior period amounts have been restated for a change in reporting classification to exclude loans that are 90 days or more past due and still accruing.

- -----------------------------------------------------------------------------------------------------------------------------
Table 10b. Commercial, Financial and Agricultural Non-performing Assets as of
    DECEMBER 31, 1993 (in thousands)
- -----------------------------------------------------------------------------------------------------------------------------
                                                                     Other                                   Other
Industry(1)                                            Michigan    Midwest    Northeast      South          States      Total
- -----------------------------------------------------------------------------------------------------------------------------
Commercial, Financial and Agricultural
    Secured by Real Estate:
   Retail trade                                         $ 1,266                 $35,333                               $36,599
   Services                                               2,651     $ 439         8,834                                11,924
   Finance, investment, real estate                       2,489        12                                               2,501
   Manufacturing                                          1,527                                                         1,527
   Transportation and public utilities                      602                                                           602
   Automotive                                               334                                                           334
   Agriculture, forestry, fishing                           113                                                           113
   Construction contractors                                  65                                                            65
   Wholesale trade                                           43                                                            43
   Other                                                  2,209                                                         2,209
- -----------------------------------------------------------------------------------------------------------------------------
    Total                                                11,299       451        44,167                                55,917
- -----------------------------------------------------------------------------------------------------------------------------
Other Commercial, Financial and Agricultural:
   Services                                               9,662                      68      $ 413                     10,143
   Automotive                                             8,796                                                         8,796
   Finance, investment, real estate                       4,207       205                    2,101                      6,513
   Retail trade                                           3,336        99           452         83           $171       4,141
   Transportation and public utilities                      880       706         1,632                                 3,218
   Construction contractors                               1,424                                                         1,424
   Manufacturing                                            904                                                           904
   Wholesale trade                                          276                                                           276
   Other                                                  2,361                                948            818       4,127
- -----------------------------------------------------------------------------------------------------------------------------
    Total                                                31,846     1,010         2,152      3,545            989      39,542
- -----------------------------------------------------------------------------------------------------------------------------
Total Commercial, Financial and Agricultural
      Non-performing Assets                             $43,145    $1,461       $46,319     $3,545           $989     $95,459
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Percentage of geographic location to Total                45.20%     1.53%        48.52%      3.71%          1.04%        100%
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

(1)During 1993 the Corporation redefined its industry categories from Standard Industrial Classification codes to internally developed definitions which are based on the primary market in which the borrower operates.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


- ----------------------------------------------------------------------------------------------------------------------------
Table 10c. Short-Term Commercial Real Estate-Construction and Commercial Real Estate-Mortgage Non-performing Assets at
December 31, 1993 (in thousands)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                  OTHER                                    OTHER
COLLATERAL TYPE                                    MICHIGAN     MIDWEST     NORTHEAST         SOUTH       STATES      TOTAL
- ----------------------------------------------------------------------------------------------------------------------------
Short-term Commercial
   Real Estate-Construction:
 Land development/acquisition                       $ 1,865     $ 6,396        $1,800       $53,000                $ 63,061
 Hotels                                               4,753                                  14,295                  19,048
 Retail                                                          11,834                       4,629                  16,463
 Office                                               2,814                                                           2,814
 Residential > 4 family                                              98                                                  98
 Other                                                2,775                                   2,327                   5,102
- ----------------------------------------------------------------------------------------------------------------------------
         Total                                       12,207      18,328         1,800        74,251                 106,586
- ----------------------------------------------------------------------------------------------------------------------------
Commercial Real Estate-Mortgage:
 Hotels                                                                         5,806                                 5,806
 Retail                                               4,254                                                           4,254
 Office                                               2,333                                   1,160                   3,493
 Residential > 4 family                               1,419       1,396                                               2,815
 Industrial                                           2,623                                                           2,623
 Other                                                1,016          69                                   $2,341      3,426
- ----------------------------------------------------------------------------------------------------------------------------
         Total                                       11,645       1,465         5,806         1,160        2,341     22,417
- ----------------------------------------------------------------------------------------------------------------------------
Total Commercial Real Estate
 Non-performing Assets                              $23,852     $19,793        $7,606       $75,411       $2,341   $129,003
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Percentage of geographic location to Total            18.49%      15.34%         5.90%        58.46%        1.81%       100%
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------


ALLOWANCE FOR POSSIBLE LOAN LOSS
   Provisions are made to the allowance for possible loan losses in amounts necessary to maintain the allowance at a level considered by management to be sufficient to provide for risk of loss inherent in the loan portfolio.
  Determining the adequacy of the allowance for possible loan losses involves a disciplined quarterly analysis. The analysis ensures that all relevant factors affecting loan collectability are consistently applied. The analysis of the allowance relies mainly on historical loss ratios, current general economic and industry trends, and the current and projected financial condition of certain individual borrowers. Specific allocations of the allowance are assigned to individual loans where serious doubt of full principal repayment exists. General allocations of the allowance are assigned to the remaining portfolio primarily on the basis of historical loss factors. The historical loss factors are determined on the basis of past charge-off experience identified by portfolio type and, within each portfolio type, identified by risk rating. A migration analysis is utilized to support the calculation of the allowance and evaluate the overall reasonableness. Management believes the allowance for possible loan loss at December 31, 1993, is adequate based on the risks identified in the various loan categories.
   The Corporation places more emphasis on estimates of a property's net realizable value and a borrower's equity position in the collateral, and less emphasis on secondary collateral values and personal guarantees when assessing the need for charge-off. The Corporation's Appraisal Review Department is responsible for establishing and maintaining property appraisal policies in accordance with regulatory guidelines. The frequency of re-appraisal is determined based upon several factors, including the loan's risk rating.
   Table 11 presents a five year summary of charge-off, recovery and provision activity within the allowance. The decline in the provision and the corresponding improvement in the ratio of allowance for possible credit losses to year-end loans and in the ratio of allowance for possible credit losses to Non-performing Loans is primarily attributable to declines in the levels of Non-performing Assets over the past two years.
   Table 12 presents a five year summary of the allocation of the allowance among the various loan categories.

NEW ACCOUNTING STANDARD
   The Financial Accounting Standards Board has issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Corporation plans to adopt this Statement in 1995. Refer to Note A for further information on this new accounting standard.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

- ----------------------------------------------------------------------------------------------------------------------------
Table 11 Analysis of the Allowance for Possible Credit Losses
- ----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (in thousands)                                            1993      1992         1991        1990       1989
- ----------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                 $175,471    $154,638     $137,200    $124,744    $ 97,075
 Charge-offs
   Commercial, financial and agricultural secured by real estate     4,832       5,767        7,962         N/A         N/A
   Other commercial, financial and agricultural                     11,498      22,192       10,645         N/A         N/A
- ----------------------------------------------------------------------------------------------------------------------------
        Subtotal                                                    16,330      27,959       18,607      34,486      28,272

 Commercial real estate-mortgage                                     4,318      11,734       14,253         N/A         N/A
 Residential real estate-mortgages held for investment               1,281          61           59         N/A         N/A
 Subtotal                                                            5,599      11,795       14,312       2,102       8,090
 Short-term commercial real estate-construction                      4,000      12,360       33,603      24,812
 Installment                                                         8,012       8,558        9,538       5,047       4,575
 Credit card                                                                                                         26,405
 Lease financing                                                        66         537        4,064         398       3,509
- ----------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                           34,007      61,209       80,124      66,845      70,851
 Recoveries
   Commercial, financial and agricultural secured by real estate       917         770           59         N/A         N/A
   Other commercial, financial and agricultural                      3,986       4,811        6,514         N/A         N/A
- ----------------------------------------------------------------------------------------------------------------------------
         Subtotal                                                    4,903       5,581        6,573       3,787       5,289

 Commercial real estate-mortgage                                     1,495         829          164          24          24
 Short-term commercial real estate-construction                        398          29        1,533
 Installment                                                         1,848       1,933        1,692       1,626       1,419
 Credit card                                                                                                          3,769
 Lease financing                                                         6                        1          67         154
- ----------------------------------------------------------------------------------------------------------------------------
        Total recoveries                                             8,650       8,372        9,963       5,504      10,655
 Net charge-offs                                                    25,357      52,837       70,161      61,341      60,196
 Additions
   Provisions charged to operating expense                          40,000      70,670       86,500      73,082     128,481
   Allowance of subsidiaries purchased                                 878                    1,099         715         742
   Allocation of cash discount received
     from Covered Asset settlement                                               3,000
 Less
   Allowance of credit card portfolio sold                                                                           41,358
- ----------------------------------------------------------------------------------------------------------------------------
 Ending balance                                                   $190,992    $175,471     $154,638    $137,200    $124,744
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses to year-end loans                2.86%       2.61%        2.35%       2.02%       1.84%
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Net charge-offs to average loans                                      0.38%       0.79%        1.06%       0.88%       0.84%
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Net charge-offs to average loans (excluding Covered Assets)           0.38%       0.82%        1.14%       0.96%       0.94%
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Net charge-offs to average loans (excluding
 Covered Assets and credit card)                                      0.38%       0.82%        1.14%       0.96%       0.65%
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------

N/A: Not Available
- ------------------------------------------------------------------------------

CROSS BORDER OUTSTANDINGS

At December 31, 1993, there was $76 million of deposits and interest bearing investments outstanding with banks in the United Kingdom. At December 31, 1992 and 1991 there were $118 million and $303 million, respectively, of deposits and interest bearing investments outstanding with banks in Japan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


- ---------------------------------------------------------------------------------------------------------------------------------
Table 12 Allocation of the Allowance for Possible Credit Losses (1)
- ---------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31 (in thousands)                               1993                  1992                  1991              1990
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                % of                  % of                % of              % of
                                                             Related               Related             Related           Related
                                                            Loans to              loans to            Loans to          loans to
                                                   Dollar      Total     Dollar      Total     Dollar    Total   Dollar    Total
                                                   Amount      Loans     Amount      loans     Amount    Loans   Amount    loans
- ---------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural           $ 35,344         50   $ 44,966         50   $ 30,432     51   $ 26,480       51
Commercial real estate-mortgage                    17,654         18     20,551         17     22,180     20      9,600       21
Residential real estate-mortgage:
 Mortgages held for sale                                           9                    10                 8                   4
 Mortgages held for investment                     11,556          7      4,679          9      1,729      5                   5
- ---------------------------------------------------------------------------------------------------------------------------------
 Subtotal                                          29,210         34     25,230         36     23,909     33      9,600       30

Short-term commercial real
 estate-construction                               17,823          2     20,056          3     27,477      5     15,389        8
Installment                                        10,494         12      9,258         10     16,331     10      3,872       10
Lease financing                                        72          2        900          1         97      1      4,783        1
Unallocated                                        98,049                75,061                56,392            77,076
- ---------------------------------------------------------------------------------------------------------------------------------
 Total                                           $190,992        100   $175,471        100   $154,638    100   $137,200      100
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
December 31 (in thousands)                                      1989
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                  % of
                                                                               Related
                                                                              Loans To
                                                              Dollar             Total
                                                              Amount             Loans
- ---------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                         $11,318          51
Commercial real estate-mortgage                                  9,220          21
Residential real estate-mortgage:
 Mortgages held for sale                                                         5
 Mortgages held for investment                                                   3
- ---------------------------------------------------------------------------------------------------------------------------------
 Subtotal                                                        9,220          29
Short-term commercial real
 estate-construction                                             5,135          11
Installment                                                      2,109           8
Lease financing                                                  1,071           1
Unallocated                                                     95,891
- ---------------------------------------------------------------------------------------------------------------------------------
 Total                                                        $124,744         100
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------


(1)This table represents an estimated allocation of the allowance and is provided only as an indication of the relative risk assessment of the components of the loan portfolio. The allowance for loan losses is a general allowance available to cover losses in any category of the loan portfolio.
- ------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

   The Corporation's liquidity and capital positions remain strong and management believes that the strength of its liquidity and capital levels will support its various business activities.
   During 1993, the Corporation continued to manage the asset/liability process toward a prudent level of increased liquidity, thereby enhancing balance sheet strength. This has been achieved, in part, by maintaining high levels of short-term, liquid investments and low levels of discretionary and credit-sensitive, short-term borrowings.
   The capital position of the Corporation is an important factor in developing corporate strategies and achieving established goals. Management reviews the various capital measures weekly and takes appropriate action to ensure that they are within established internal and regulatory guidelines. The Corporation's capital position substantially exceeds guidelines established by the industry regulators.

LIQUIDITY MANAGEMENT
   The purpose of liquidity management is to ensure sufficient cash flow to meet all financial commitments and enable the Corporation to capitalize on opportunities for business expansion.
   The parent company manages its liquidity position to provide the cash necessary to service debt, pay dividends, and satisfy other operating requirements. Its primary sources of funds are dividends and fees from subsidiaries, borrowings and, from time to time, proceeds from equity issuances. The parent company has sufficient cash resources to cover fixed charges and cash dividend payments. The common stock cash dividend coverage ratio at December 31, 1993, was 63.7% and the fixed charge coverage ratio was 272.5%. These ratios have declined over 1992 and 1993, principally due to the depressed earnings at IOMC (a subsidiary of the Corporation's principal bank subsidiary), which have had the effect of reducing the availability of subsidiary dividends as a source of cash. Consideration of regulatory capital requirements governing the subsidiary banks and the subsidiary savings and loan are employed in determining the payment of dividends by the respective subsidiaries to the parent company. Current banking laws and regulations place limitations on the ability of national banks to pay cash dividends in order to prevent capital impairment. The subsidiary banks and the subsidiary savings and loan are in compliance with the regulatory dividend limitation guidelines as of December 31, 1993. Dividends paid to the parent company in 1993 totaled $40.5 million. At December 31, 1993, the subsidiaries had retained earnings of approximately $33.0 million available to pay dividends to the parent company without regulatory approval.
   The subsidiary banks and subsidiary savings and loan manage liquidity to meet the needs of borrowers and to honor deposit withdrawals. Subsidiary liquidity is derived from deposit growth, short-term borrowings, short-term investments, and the sale and maturity of investment securities.
   Reference Table 13 for a presentation of the Corporation's funding structure.

LIQUIDITY POSITION
The following discussion of the Corporation's liquidity position should be read in conjunction with the Consolidated Statement of Cash Flows.
   The Corporation's cash and cash equivalents were $1.0 billion at December 31, 1993, and December 31, 1992, compared to $811.2 million at December 31, 1991.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
- ----------------------------------------------------------------------------
Cash provided by investing activities totaled $428.9 million, $130.5 million and $621.0 million for the year ended December 31, 1993, 1992 and 1991, respectively. The sale of securities and prime plus loans as well as the repayment and maturities of securities, loans and the Note Receivable-FDlC enhanced the liquidity position of the Corporation in 1993. Cash proceeds from these transactions were used to pay down higher cost discretionary liabilities and to purchase securities and money market instruments (refer to the Net Interest Income section for further discussion of these transactions and for discussion of the possible early settlement of the Note Receivable-FDIC).
   Net cash used by financing activities for the year ended December 31, 1993, was $709.5 million, compared to $23.4 million and $611.0 million for 1992 and 1991, respectively. The major contributor to this use of funds in 1993 was the pay-down of higher cost discretionary and credit-sensitive liabilities (principally time deposits greater than $100,000 and short-term borrowings), which was funded by an increase in non-interest-bearing demand deposits and the aforementioned reduction in earning assets. Discretionary liabilities provided 11.26%,17.15% and 22.77% of total asset funding at December 31, 1993, 1992 and 1991, respectively.

   Decreased reliance on credit-sensitive liabilities minimized the negative impact of a credit rating downgrade on the Corporation's liquidity position. In September 1993, the Corporation's Standard and Poor's (S&P) credit rating was downgraded. Other major rating agencies, however, did not change their credit ratings from those in effect at December 31, 1992. The following chart presents the Moody's and S&P credit ratings at December 31, 1993, of the parent company and its principal bank subsidiary.

                               MICHIGAN NATIONAL          MICHIGAN NATIONAL
                                  CORPORATION                    BANK
                            ---------------------       ---------------------
                            MOODY'S        S&P          MOODY'S        S&P
                            ---------------------       ---------------------
Short-term                    P-2          A-3             P-2         A-2
Long-term
Senior                        N/R          N/R             A-3         BBB
Long-term
Subordinated                 Baa-3         BB +            N/A         N/A

N/R = NOT RATED
N/A = NOT APPLICABLE
   Reference Note M for information on the Corporation's outstanding and available short-term borrowings and Note N for outstanding and available long-term debt. Tables 4, 5, 6 and Note D provide information regarding the Corporation's short-term and long-term liquidity status as it relates to asset and liability repricing and maturities.

CAPITAL POSITION
   Bank holding companies and national banks are required to comply with capital guidelines mandated by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency (OCC). The purpose of these guidelines is to ensure capital adequacy which is critical to the safety and soundness of an institution. Capital adequacy is measured in terms of two ratios which are the risk-based capital ratio and the leverage ratio. Risk-based capital requirements assess the credit risk of a financial institution's balance sheet assets and off-balance sheet commitments relative to its capital structure. Under the guidelines, one of four risk weights is applied to the different balance sheet assets and off-balance sheet items, such as loan commitments, primarily based on the relative credit risk of the counter party. Capital instruments are divided into two tiers which are: core capital (Tier 1) and supplemental (Tier 2) capital. The risk-based capital ratio is obtained by dividing the capital base (Tier 1 and Tier 2) by the total risk-weighted assets. The capital guidelines establish a minimum total (Tier 1 plus Tier 2) ratio of 8%, 4% of which must be comprised of Tier 1 capital. Refer to Table 14 for the composition of Tier 1 and Tier 2 capital.
   The leverage ratio, which is used in tandem with the risk-based capital ratio, consists of Tier 1 capital divided by average total assets (excluding intangible assets that were deducted to arrive at Tier 1 capital). The guidelines establish a minimum leverage ratio of 3%.
   The capital level of a financial institution is further classified under one of five capital categories as mandated by the FDIC Improvement Act of 1992.
The highest capital category is "Well Capitalized".
   The Corporation's December 31, 1993, capital category designation is Well Capitalized. Its excess capital under this capital category as of December 31, 1993, amounted to $290.7 million, $140.9 million and $263.9 million for Tier 1, Total Risk-Based and Leverage capital levels respectively. The Corporation's bank and thrift subsidiaries are individually in compliance with all required capital adequacy ratios and are classified as Well Capitalized at December 31, 1993. The Corporation's capital position at December 31, 1993, 1992, and 1991, is further illustrated in Table 14.
   The Federal Reserve Board and other federal agencies are currently addressing issues that will potentially impact future regulatory capital positions of the Corporation and its subsidiary banks and savings and loan. The issuance of SFAS No. 115, Accounting for Certain Investments in Debt & Equity Securities (reference Investment Securities section for a discussion of SFAS No. 115) has raised the question of whether unrealized gains and losses on available-for-sale securities should be included in Tier 1 capital for risk-based and leverage capital purposes. Also under consideration by federal agencies, is the measurement of the effect of interest rate exposure on risk-adjusted total assets and capital positions of institutions. Management has examined these proposals and estimates that they, as presently defined, would not have a material effect on the Corporation's current capital position.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

- ------------------------------------------------------------------------------------------------------------------------------------
Table 13 Funding Position
- ------------------------------------------------------------------------------------------------------------------------------------
Michigan National Corporation and Consolidated Subsidiaries
- ------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (in thousands)                             1993                      1992                  1991
- ------------------------------------------------------------------------------------------------------------------------------------
                                                        % OF TOTAL                % OF TOTAL                   % OF TOTAL
                                         BALANCE       ASSET FUNDING  BALANCE    ASSET FUNDING   BALANCE     ASSET FUNDING
- ------------------------------------------------------------------------------------------------------------------------------------
Deposits                                 $8,623,236             84%  $8,975,293          83%     $8,655,477          81%
Short-term borrowings                       293,293             3%      528,094           5%        841,910           8%
Long-term debt                               77,122             1%       82,651           1%         91,749           1%
Equity                                      815,590             8%      805,775           8%        759,898           7%
Other liabilities                           363,567             4%      271,511           3%        301,197           3%
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

Subsidiary Banks & Savings and Loan
- ------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (in thousands)                         1993                       1992                 1991
                                                           % OF TOTAL                 % OF TOTAL                    % OF TOTAL
                                           BALANCE      ASSET FUNDING   BALANCE    ASSET FUNDING  BALANCE        ASSET FUNDING
- ------------------------------------------------------------------------------------------------------------------------------------
Deposits                                 $8,659,743            86%   $9,004,950          86%     $8,703,886           82%
Short-term borrowings                       293,293            3%       528,094           5%        841,910            8%
Equity                                      821,689            8%       827,532           8%        801,680            8%
Other liabilities                           281,353            3%       148,849           1%        212,040            2%
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------



- ------------------------------------------------------------------------------------------------------------------------------------
Table 14 Risk-Based Capital
- ------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (in thousands)                                      1993        1992          1991
- ------------------------------------------------------------------------------------------------------------------------------------
Tier 1
 Common shareholders' equity(1)                             $  815,590  $  799,048     $  750,145
 Convertible preferred stock                                                 6,000          6,000
 Intangible assets                                             (14,279)    (10,936)       (10,688)
 PMSR Capital Limitation(2)                                       (403)
 SFAS 109 Capital Limitation(3)                                (21,876)    (19,955)
- ------------------------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                    $  779,032  $  774,157     $  745,457
- ------------------------------------------------------------------------------------------------------------------------------------
Tier 2
 Allowance for possible credit losses(4)                    $  103,149  $  100,798     $  100,031
 Equity commitment note                                         15,212      18,012         20,812
 Equity contract note                                           57,715      58,735         54,555
 Qualified subordinated debt                                                                  100
- ------------------------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                    $  176,076  $  177,545     $  175,498
- ------------------------------------------------------------------------------------------------------------------------------------
    Total qualifying capital                                $  955,108  $  951,702     $  920,955
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                        $7,233,972  $7,379,667     $7,234,058
Risk-weighted off-balance sheet exposure                     1,032,619     695,090        768,459
- ------------------------------------------------------------------------------------------------------------------------------------
 Less: disallowance for loan loss,
  intangibles and PMSR                                         124,880      86,027         65,530
- ------------------------------------------------------------------------------------------------------------------------------------
 Total risk-weighted assets and
  off-balance sheet exposure                                $8,141,711  $7,988,730     $7,936,987
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------













                                     MINIMUM RATIOS FOR
                           WELL-CAPITALIZED INSTITUTION
- ------------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital ratio                               6.00%          9.57%       9.69%          9.39%
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Total capital ratio                               10.00%         11.73%      11.91%         11.60%
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Leverage ratio                                     5.00%          7.56%       7.24%          7.01%
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------


(1) The 1992 and 1991 common equity was adjusted to conform to regulatory accounting principals (RAP) which require a maximum 15 year amortization period for purchased mortgage servicing rights, the effect of which was a $.7 million and a $3.7 million decrease to earnings in 1992 and 1991, respectively.
(2) Regulatory capital guidelines limit inclusion of PMSR in regulatory capital to the lesser of: (a) 90% of fair value or (b) 100% of unamortized book value.
(3) Regulatory capital guidelines relating to the adoption of SFAS 109 limit the amount of deferred tax assets dependent on future taxable income or tax planning strategies to the lesser of: (a) the amount that can be realized within one year of the report date or (b) 10% of Tier 1 capital.
(4) The allowance for possible credit losses is limited to 1.25% of the total risk-weighted assets and off-balance sheet exposure.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS REVIEW
    The Corporation's four core businesses are retail banking, commercial banking, mortgage banking, and investment banking. These businesses are operated by the Corporation's principal subsidiary, Michigan National Bank
(MNB). Independence One Mortgage Corporation (IOMC), a wholly-owned subsidiary of MNB, operates the mortgage banking business. In addition, the Corporation's savings and loan subsidiary, Independence One Bank of California (IOBOC), and the Corporation's two subsidiary banks in Texas, First State Bank & Trust (FSB&T) and Lockwood National Bank, (Lockwood Bank), operate retail and commercial banking businesses. IOBOC also operates a mortgage warehouse lending subsidiary, doing business as First Collateral Services, Inc. (FCSI).
    A summary of financial information for the Corporation's principal subsidiaries is presented in Table 15, and a brief discussion of 1993 operating performance follows.

MNB (EXCLUDING IOMC)
   MNB's commercial banking business performance in 1993 was favorably affected by improvements in credit quality and increases in its business deposit accounts.
   Over the past few years, this business has focused its efforts on managing a reduction in its commercial real estate portfolios. These efforts, along with improvements in the financial condition of certain borrowers, have resulted in a reduction in both Non-performing Assets and Watch Credits, as well as a reduction in net charge-offs. The success in the area of credit quality contributed to earnings improvement in 1993.
   Increased sales of commercial cash management products and services contributed to an increase in commercial deposits from $565.1 million at December 31, 1992, to $628.9 million at December 31, 1993. This increase along with the low interest rate environment in 1993 were the primary reasons for commercial fee income growth and a continued strong net interest margin. Commercial deposit account processing fee income for the year ended December 31, 1993 was $18.0 million compared to $15.4 million in 1992.
   Commercial loan growth was sluggish in 1993 due, in part, to alternative funding opportunities offered by the private placement and syndication markets. Modest loan growth is expected for 1994 with a continued concentration on middle market business.
   During 1993, MNB's retail banking business concentrated on growth in its consumer deposit base and its consumer loan portfolio. In terms of market share, core households (households with one or more personal checking or savings accounts) increased from 300,761 at December 31, 1992, to 307,686 at December 31, 1993. In addition, its anchor account (checking and savings) balances increased $0.2 billion to $2.2 billion at December 31, 1993. However, retail investment deposit account (time deposit and money market) balances decreased $0.3 billion to $3.3 billion principally due to the competitive pressures from more attractive yields offered by traditional non-bank financial products. MNB's total retail customer service fee income grew $5.4 million, or 10%, to $59.9 million for the year ended 1993.


- -------------------------------------------------------------------------------------------------------------------------------
Table 15 Business Review
- -------------------------------------------------------------------------------------------------------------------------------
                                                               MNB
                                                         (EXCLUDING IOMC)                             IOMC
- -------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands)                     1993        1992          1991         1993          1992       1991
- -------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible
 credit losses                                        $288,114    $264,404      $245,138    $  25,315      $ 25,278   $  6,947
Non-interest income                                    134,536     129,161       109,593       95,280        81,015     66,298
Gains from sale of mortgage servicing rights                                                    9,324         5,799      7,102
Amortization of ESF                                                                           (18,926)       (9,485)    (3,129)
Amortization of PMSR                                                                         (104,998)      (53,000)   (19,656)
Other non-interest expense                            (330,707)   (318,670)     (318,397)     (83,193)      (79,810)   (46,336)
- -------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                   $ 91,943    $ 74,895      $ 36,334    $ (77,198)     $(30,203)  $  11,226
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31 (in millions)
Total assets                                          $  8,720    $  9,208      $  8,962    $   1,001      $  1,327   $    869
Total liabilities                                     $  8,080    $  8,580      $  8,346    $     971      $  1,287   $    829
Total equity                                          $    640    $    628      $    616    $      30      $     40   $     40
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
Mortgage Servicing Portfolio:
 Originated servicing                                                                       $   3,961      $  3,960   $  2,041
 Purchased servicing                                                                        $   5,608        10,228     12,043
- -------------------------------------------------------------------------------------------------------------------------------
  Total(2)                                                                                  $   9,569      $ 14,188   $ 14,084
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------


(1) Amounts include inter-company eliminations.
(2) Amounts include loans serviced for MNC affiliates of $1.0 billion, $1.3 billion and $1.4 billion at December 31, 1993, 1992 and l991, respectively.

Certain prior period amounts were restated to conform to current period presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


   MNB's consumer lending business experienced excellent growth in 1993 in its secured and unsecured direct loans. The low interest rate environment along with successful marketing of the Capital Reserve line of credit product were the primary reasons for the growth. MNB's total consumer loan outstandings increased $78.6 million, or 15%, to $596.6 million at December 31, 1993, from $518.0 million at December 31, 1992.
   In 1994, MNB's retail banking business will continue to focus on profitable growth in consumer deposit and consumer lending market share. A new business unit has been formed which is dedicated to the special needs of small businesses through MNB's new Business Class Banking line of products.
   In addition, in 1994 retail banking will continue to place emphasis on improving its financial performance by rationalizing its branch network in Michigan, re-engineering branch processes, and otherwise reducing operating costs.
   MNB's investment services business provides asset management, trust services, and investment products to individuals, corporations, employee benefit plans, institutions, and municipal entities. The investment services industry is highly competitive with banks, brokers, insurance companies, and investment counseling firms all competing for customers. During 1993, MNB's investment services business continued to introduce new products such as an enhanced 401k plan (Envision) and an asset allocation product (CAPITALAdvantage), which have helped to position the business for continued growth.
   In 1993, the investment services business contributed $6 million to the Corporation's pre-tax operating profits, a 52% increase over 1992. Total fee income of $24.8 million and fee generating assets of $6.3 billion increased 8.4% and 12.4%, respectively, from 1992 levels.

IOMC
   IOMC originates and purchases residential mortgage loans and then sells those loans into the secondary market. Historically, substantially all the loans were sold with servicing rights retained to generate servicing fee income over the life of the underlying loans. Table 16 presents the activity in IOMC's off-balance sheet servicing portfolio for each of the three years ended December 31, 1993, 1992 and 1991.
   IOMC's earnings performance continued to be adversely effected by unprecedented volume of mortgage loan refinancings, which resulted in a prepayment (runoff) rate of approximately 48% in the purchased servicing portfolio and a corresponding amortization rate of PMSR assets during 1993.
   The runoff in the servicing portfolios also caused a decline in servicing fee income during 1993. Servicing fee income was further reduced by the sale of the servicing rights for approximately $2.5 billion of loans, for a net gain of $9.3 million, after the write-off of approximately $15.2 million of related PMSR and ESF assets. The servicing rights were sold as part of IOMC's strategy to reposition its business and reduce the earnings volatility resulting from purchased servicing.
   Accelerated amortization along with the aforementioned sale have resulted in significant declines in the mortgage servicing assets. The total net book value of PMSR and ESF assets at December 31, 1993, was $56.3 million,


- ---------------------------------------------------------------------------------------------------------------------------
Table 15 Business Review (continued)
- ---------------------------------------------------------------------------------------------------------------------------
                                                                     IOBOC                           TEXAS SUBSIDIARIES
                                                        1993         1992         1991          1993       1992        1991
- ---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible
 credit losses                                       $ 26,542      $ 23,334     $ 21,816     $ 22,400    $ 17,435   $ 7,545
Non-interest income                                     3,123         1,359          426        6,504       3,804     1,675
Gains from sale of mortgage servicing rights
Amortization of ESF
Amortization of PMSR
Other non-interest expense                            (19,326)      (15,323)     (12,394)     (18,766)    (13,849)   (7,035)
- ---------------------------------------------------------------------------------------------------------------------------
Income before taxes                                    10,339      $  9,370     $  9,848     $ 10,138    $  7,390   $ 2,185
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31 (in millions)
Total assets                                         $    916      $  1,010     $  1,208     $    593    $    493   $   462
Total liabilities                                    $    813      $    888     $  1,094     $    544    $    456   $   430
Total equity                                         $    103      $    122     $    114     $     49    $     37   $    32
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------
Mortgage Servicing Portfolio:
 Originated servicing
 Purchased servicing
- ---------------------------------------------------------------------------------------------------------------------------
  Total(2)
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------







- ------------------------------------------------------------------------------------------------------------------------------
Table 15 Business Review (continued)
- ------------------------------------------------------------------------------------------------------------------------------
                                                              Holding Company                         Consolidated
                                                           and other operations(1)                         MNC
- ------------------------------------------------------------------------------------------------------------------------------
                                                        1993         1992        1991           1993       1992        1991
- ------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible
 credit losses                                        $   (760)     $    (10)  $  1,053       $ 361,611   $ 330,441  $ 282,499
Non-interest income                                     10,989        13,140      8,074         250,432     228,479    186,066
Gains from sale of mortgage servicing rights                                                      9,324       5,799      7,102
Amortization of ESF                                                                             (18,926)     (9,485)    (3,129)
Amortization of PMSR                                                                           (104,998)    (53,000)   (19,656)
Other non-interest expense                             (23,695)       (8,124)    (7,018)       (475,687)   (435,776)  (391,180)
- ------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                   $(13,466)     $  5,006   $  2,109       $  21,756   $  66,458  $  61,702
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31 (in millions)                          $ (1,057)     $ (1,375)  $   (851)      $  10,173   $  10,663  $  10,650
Total assets                                          $ (1,051)     $ (1,354)  $   (809)      $   9,357   $   9,857  $   9,890
Total liabilities                                     $     (6)     $    (21)  $    (42)      $     816   $     806  $     760
Total equity
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------
Mortgage Servicing Portfolio:                                                                 $   3,961   $   3,960  $   2,041
 Originated servicing                                                                             5,608      10,228     12,043
 Purchased servicing
- ------------------------------------------------------------------------------------------------------------------------------
  Total(2)                                                                                    $   9,569   $  14,188  $  14,084
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

(1) Amounts include inter-company eliminations.
(2) Amounts include loans serviced for MNC affiliates of $1.0 billion, $1.3 billion and $1.4 billion at December 31, 1993, 1992 and l991, respectively.

Certain prior period amounts were restated to conform to current period presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


a 68% decrease from $177.4 million at the end of 1992.
   IOMC is positioned to sell servicing rights related to 1994 loan originations, taking advantage of attractive market prices. This action along with the reduction in the servicing assets and expected reductions in servicing operating expenses will provide a solid foundation for financial improvement at IOMC.

IOBOC
During 1993, IOBOC concentrated on expansion of commercial lines of business through its corporate banking department and its subsidiary, FCSI. FCSI's interest income benefitted from the record home mortgage refinancing activity through its mortgage warehouse lending operations. At December 31, 1993, IOBOC's total commercial loans outstanding were $404 million with unfunded commitments of approximately $312 million, a substantial increase from loans outstanding of $300 million and unfunded commitments of $212 million at the end of 1992.
   In addition, IOBOC increased non-interest-bearing demand deposits from $59 million at December 31, 1992, to $135 million at December 31, 1993. This increase is primarily related to the growth in IOBOC corporate deposit customers doing business with FCSI.
   IOBOC's successes in 1993 are noteworthy considering the continued weakness in the California economy. From a competitive standpoint, IOBOC's strong capital base provides an advantage in relation to competitors in IOBOC's market.
   During 1994, IOBOC management will concentrate on continuing to expand its commercial banking activities and on increasing its retail market share through aggressive but focused marketing and sales efforts.

TEXAS SUBSIDIARIES
   FSB&T and Lockwood Bank continue to generate strong earnings since their acquisition in mid-1989 and late 1991, respectively.
   On a combined basis, the return on equity and return on assets for these two subsidiaries for the year 1993 was 14.87% and 1.15%, respectively. The Corporation recently announced its intent to sell these two subsidiaries. Current aggressive acquisition pricing has made further expansion in Texas costly and more difficult for the Corporation to build its Texas affiliates to a critical mass that would justify a long-term investment. Accordingly, the Corporation has decided to redeploy the capital invested in Texas to its core businesses. The Corporation does not expect to recognize any losses associated with the intended sale(s).





- ------------------------------------------------------------------------------
Table 16 Residential Mortgage Servicing Portfolio Activity
- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31 (In Millions)     1993        1992      1991
- ------------------------------------------------------------------------------
Balance, beginning of year                    $14,188     $14,084   $11,159
Net additions                                   3,576       5,183     5,107
Payments                                         (472)       (344)     (246)
Prepayments                                    (5,159)     (4,156)   (1,362)
Sales of servicing rights                      (2,564)       (579)     (574)
- ------------------------------------------------------------------------------
Balance, end of year                          $ 9,569     $14,188   $14,084
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CONDITION

- --------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (In thousands, except per share and share amounts)                           1993                        1992
- --------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks (Note C)                                                    $ 518,080                   $ 547,697
 Federal funds sold and resale agreements                                              483,000                     466,298
- --------------------------------------------------------------------------------------------------------------------------
        TOTAL CASH AND CASH EQUIVALENTS                                              1,001,080                   1,013,995
Interest-bearing deposits with banks                                                   121,445                     136,565
Money market investments                                                                11,513                       6,469
Trading securities                                                                      70,113                      79,668
Investment securities available for sale (Note D)                                          893                     189,880
Investment securities held to maturity, (market
 value of $1,343,659 and $1,348,098 at 12/31/93 and
 12/31/92, respectively) (Note D)
 Mortgage-backed securities                                                            983,765                   1,049,303
 Government and other securities                                                       330,008                     256,371

Loans and lease financing (Note F)                                                   6,106,829                   6,057,593
Residential mortgages held for sale (Note F)                                           583,056                     670,800
Covered assets and FDIC assistance (Note E)                                                                         18,524
- --------------------------------------------------------------------------------------------------------------------------
        TOTAL LOANS AND LEASE FINANCING                                              6,689,885                   6,746,917
        Unearned income                                                                (18,619)                    (15,869)
        Allowance for possible credit losses (Note G)                                 (190,992)                   (175,471)
- --------------------------------------------------------------------------------------------------------------------------
        NET LOANS AND LEASE FINANCING                                                6,480,274                   6,555,577

Note receivable-FDlC(Note E)                                                           462,535                     624,828
Premises and equipment, net (Note J)                                                   199,142                     202,056
Due from customers on acceptances                                                          612                         183
Accrued income receivable                                                               77,347                      69,111
Purchased mortgage servicing rights, net (Note L)                                       49,389                     155,083
Capitalized excess service fees, net (Note L)                                            6,869                      22,277
Property from defaulted loans and discontinued
 operations, net (Note K)                                                               98,066                     152,207
Other assets                                                                           279,757                     149,751
- --------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                               $10,172,808                 $10,663,324
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------
LIABILITIES
 Non-interest bearing demand deposits                                              $ 1,995,940                 $ 1,787,771
 Interest-bearing deposits:
   Money market accounts                                                             2,195,670                   2,168,453
   Savings deposits                                                                  1,183,280                   1,026,132
   Time deposits < $100,000                                                          2,597,669                   2,996,756
   Time deposits > $100,000                                                            650,677                     996,181
- --------------------------------------------------------------------------------------------------------------------------
        TOTAL DEPOSITS                                                               8,623,236                   8,975,293

Short-term borrowings (Note M)                                                         293,293                     528,094
Customer acceptances outstanding                                                           612                         183
Accrued liabilities                                                                    362,955                     271,328
Long-term debt (Note N)                                                                 77,122                      82,651
- --------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                            9,357,218                   9,857,549

CONTINGENCIES AND COMMITMENTS (Notes 1, U and V)

SHAREHOLDERS' EQUITY (Note O)
  Preferred stock, authorized 6,000,000 shares:
    6% cumulative, convertible, $36 stated value, no shares authorized at
    December 31, 1993; 166,667 shares authorized at December 31, 1992;
    Series B junior participating, $10 par value, authorized 500,000 shares,
    none outstanding                                                                                                 6,000
Common stock, $10 par value, authorized 50,000,000 shares                              151,764                     149,079
Surplus                                                                                195,466                     185,759
Retained earnings                                                                      483,572                     482,949
Note receivable-ESOP (Note N and P)                                                    (15,212)                    (18,012)
- --------------------------------------------------------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                                                     815,590                     805,775
- --------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $10,172,808                 $10,663,324
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------
Preferred stock outstanding (Note O)                                                                               166,667
Common stock outstanding                                                            15,176,336                  14,907,895
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------


Certain prior period amounts have been reclassified to conform to current year presentation.

See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENT OF INCOME

- -------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands, except per share amounts) 1993             1992           1991
- -------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Interest-bearing deposits with banks                         $ 3,432          $ 4,913          $ 7,452
 Federal funds sold and resale agreements                      13,460           13,912           24,510
 Money market investments                                         223              222              163
 Investment securities(Note D)                                 92,154          127,111          137,305
 Trading securities                                             6,117            6,832            9,351
 Loans and lease financing, including related fees            555,841          572,505          630,241

 Income from Covered Assets                                                      8,999           18,611
 FDIC assistance                                                                 7,063           18,861
- -------------------------------------------------------------------------------------------------------
        Total Guaranteed Yield on Covered Assets (Note E)                       16,062           37,472
 Note Receivable-FDIC (Note E)                                 23,009           37,516           60,020
- -------------------------------------------------------------------------------------------------------
        TOTAL INTEREST INCOME                                 694,236          779,073          906,514

INTEREST EXPENSE
 Money market accounts                                         60,968           72,299           87,922
 Savings deposits                                              30,044           31,542           39,906
 Time deposits < $100,000                                     161,239          201,315          238,086
 Time deposits > $100,000                                      32,145           51,731          122,253
 Short-term borrowings                                         15,179           28,145           51,684
 Long-term debt                                                 6,387            7,020            8,597
 FDIC assistance(Note E)                                      (13,337)         (14,090)         (10,933)
- -------------------------------------------------------------------------------------------------------
        TOTAL INTEREST EXPENSE                                292,625          377,962          537,515
        NET INTEREST INCOME                                   401,611          401,111          368,999
Provision For Possible Credit Losses                           40,000           70,670           86,500
- -------------------------------------------------------------------------------------------------------
        NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
          CREDIT LOSSES                                       361,611          330,441          282,499

NON-INTEREST INCOME
 Service charges                                              132,150          132,900          118,756
 Trust and investment services income                          19,522           17,877           15,481
 Mortgage banking gains, net                                   29,582           11,476            5,206
 Gains from sale of mortgage servicing rights                   9,324            5,799            7,102
 Investment securities gains, net (Note D)                                       1,303            1,755
 Investments available-for-sale gains, net (Note D)             6,139            7,946
 Other income                                                  44,113           47,492           41,739
- -------------------------------------------------------------------------------------------------------
        TOTAL NON-INTEREST INCOME                             240,830          224,793          190,039

NON-INTEREST EXPENSE
 Salaries and wages                                           182,298          165,547          146,709
 Other employee benefits                                       51,204           44,870           43,193
 Net occupancy expense                                         29,941           29,123           29,353
 Equipment expense                                             41,631           38,296           37,072
 Outside services                                              34,218           28,707           24,511
 Defaulted loan expense, net                                   18,503           22,229           16,390
 Amortization of purchased mortgage servicing
  rights (Note L)                                             104,998           53,000           19,656
 Other expenses (Note T)                                      117,892          107,004           93,952
- -------------------------------------------------------------------------------------------------------
            TOTAL NON-INTEREST EXPENSE                        580,685          488,776          410,836
- -------------------------------------------------------------------------------------------------------
            INCOME BEFORE INCOME TAXES                         21,756           66,458           61,702
INCOME TAX (BENEFIT) PROVISION (Note V)                        (2,007)           6,652           11,612
- -------------------------------------------------------------------------------------------------------
            INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
            ACCOUNTING PRINCIPLE                               23,763           59,806           50,090
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE (Note A and V)                                                       6,265
- -------------------------------------------------------------------------------------------------------
            NET INCOME                                       $ 23,763         $ 66,071         $ 50,090
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
 Income before cumulative effect of accounting change           $1.56            $3.96            $3.36
 Cumulative effect of accounting change                                           0.42
- -------------------------------------------------------------------------------------------------------
 Net income                                                     $1.56            $4.38            $3.36
- -------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                              15,230           15,079           14,858
- -------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                        $1.50(1)         $2.00            $2.00
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

(1) A fourth quarter 1993 dividend of $0.50 per share was declared January 19, 1994, payable to shareholders of record as of February 1, 1994. This does not represent a change in the Corporation's dividend policy, but rather a change only in the timing of the dividend declaration.

    Certain prior period amounts have been reclassified to conform to current period presentation.

    See notes to consolidated financial statements.

                     Consolidated Statement of Cash Flows

- --------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands)                           1993             1992               1991
- --------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                $  23,763         $ 66,071          $  50,090
 Adjustments to reconcile net income to net cash
  (used) provided by operating activities:
  Provision for possible credit losses                        40,000           70,670             86,500
  Depreciation and amortization expense                      160,223           95,257             63,250
  Net amortization (accretion) associated
    with investment securities                                   924            2,123               (598)
  Write-downs of property from defaulted loans                12,505           19,383             12,203
  Net deferred income taxes                                  (24,261)         (15,959)            (9,998)
  Gain from sale of securities (Note D)                                        (4,257)            (2,694)
  Gain from sale of investment securities available
   for sale (Note D)                                          (6,000)          (8,004)
  Gain from sale of mortgage servicing rights                 (9,324)          (5,799)            (7,102)
  Loss from sale of fixed assets                               1,902              100              1,371
  Gain from sale of property from defaulted loans             (4,053)          (8,721)            (1,551)
  (Increase) decrease in operating assets:
   Trading account securities                                  9,555           51,060            (48,441)
   Accrued interest receivable                                (8,236)          11,688             17,063
   Residential mortgages held for sale                        87,744         (175,934)          (263,219)
   Pending securities sales                                   49,633           55,792            (64,182)
   Capitalized excess service fees                            (4,952)         (18,738)           (10,285)
   Other assets                                             (152,144)          16,444              6,612
  Increase (decrease) in operating liabilities:
   Accrued interest payable                                   (4,866)           9,794            (12,871)
   Pending securities purchases                               21,292          (42,369)            64,404
   Accrued liabilities                                        67,256          (24,432)               575
  Other, net                                                   6,643            1,543              1,773
- --------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $ 267,604         $ 95,712          $(117,100)
- --------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Payments for:
  Purchase of investment securities                       $ (510,111)      $ (664,392)         $(433,559)
  Purchase of premises and equipment                         (28,304)         (36,636)           (36,315)
  Purchase of mortgage servicing rights                      (13,084)         (20,788)           (52,782)
  Capital expenditures on property from
    defaulted loans                                           (7,076)          (4,068)            (6,863)
  Purchase of subsidiary, business assets, and
    assumption of business liabilities, net of
    cash and cash equivalents acquired (Note B)                 (727)        (198,993)            18,964
 Proceeds from:
  Sale of investment securities (Note D)                                      161,420            166,029
  Sale of investment securities available
    for sale (Note D)                                        226,601          131,488
  Principal collection of investment securities              488,220          531,448            282,785
  Sale of premises and equipment                                 307              659                608
  Sale of mortgage servicing rights                           26,313            9,086              9,786
  Sales and principal collection of property
    from defaulted loans                                      48,795           55,449             76,382
 Net decrease (increase) in:
  Interest-bearing deposits with banks                        15,120          (35,805)           119,965
  Money market investments                                    (5,044)          (2,086)              (644)
  Loans and lease financing                                    7,232         (191,771)           228,210
  Covered assets and FDIC assistance                          18,410          290,012            167,285
  Note receivable--FDIC                                      162,293          105,491             81,147
- --------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES             $  428,945        $ 130,514           $620,998
- --------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Payments for:
  Long-term debt                                          $   (5,019)        $ (9,198)         $ (10,973)
  Common stock dividends                                     (22,618)         (29,573)           (29,266)
  Preferred stock dividends                                      (90)            (360)              (360)
 Proceeds from issuance of
  Common stock                                                 6,392            6,939                614
 Payments on Note Receivable -ESOP                             2,800            2,800              2,800
 Net (decrease) increase in:
  Deposits                                                  (456,128)         319,816           (567,809)
  Short-term borrowings                                     (234,801)        (313,816)            (5,981)
- --------------------------------------------------------------------------------------------------------
    NET CASH USED BY FINANCING ACTIVITIES                 $ (709,464)       $ (23,392)         $(610,975)
- --------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      $  (12,915)       $ 202,834          $(107,077)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             1,013,995          811,161            918,238
- --------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31                  $1,001,080       $1,013,995          $ 811,161
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------

                CONSOLIDATED STATEMENT OF CASH FLOWS CONTINUED

- ---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands)                           1993              1992             1991
- ---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
a) Cash transactions:
   Interest paid                                              $297,491          $368,168         $556,056
   Federal Income taxes paid (net of refunds)                   14,017             2,000            9,657
   State taxes paid (net of refunds)                               661               540              855
   FDIC tax sharing payment                                      6,464             3,272            8,652
b) Non-cash transactions in property from
   defaulted loan accounts:
   Transfer from loans to property from defaulted loans         29,360            76,400          100,134
   Loans originated to finance sales of property from
     defaulted loans                                            27,049             3,370           11,527
c) Non-cash transactions in covered assets:
    Transfer from covered assets to assets held for sale                           3,905
    Transfer from covered assets to loans and lease
    financing                                                      114            77,257
    Transfer from covered assets to other assets                                                    1,352
d) Fair market value of assets acquired less
   liabilities assumed (Note B)                                 16,746           203,786           17,300
- ---------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current period presentation.
See notes to consolidated financial statements.



           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------------------
                                        CONVERTIBLE                                                     NOTE
                                          PREFERRED         COMMON                  RETAINED      RECEIVABLE
(in thousands)                                STOCK          STOCK      SURPLUS     EARNINGS            ESOP        TOTAL
- -------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1991                     $6,000       $146,206     $181,079     $426,347       $(23,612)     $736,020
 Net income                                                                           50,090                       50,090
 Common stock issued                                           166          448                                       614
 ESOP payment                                                                                         2,800         2,800
 Cash dividends
  Common stock ($2.00 per share)                                                     (29,266)                     (29,266)
  Convertible preferred
   stock ($2.16 per share)                                                              (360)                        (360)
- -------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991                   $6,000       $146,372     $181,527     $446,811       $(20,812)     $759,898
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1992                     $6,000       $146,372     $181,527     $446,811       $(20,812)     $759,898
 Net income                                                                           66,071                       66,071
 Common stock issued                                         2,707        4,232                                     6,939
 ESOP payment                                                                                         2,800         2,800
 Cash dividends
  Common stock ($2.00 per share)                                                     (29,573)                     (29,573)
  Convertible preferred
   stock ($2.16 per share)                                                              (360)                        (360)
- -------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                   $6,000       $149,079     $185,759     $482,949       $(18,012)     $805,775
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1993                     $6,000       $149,079     $185,759     $482,949       $(18,012)     $805,775
 Net income                                                                           23,763                       23,763
 Excess of additional
  pension liability over
  unrecognized prior
  service cost (Note P)                                                                 (432)                        (432)
 Common stock issued                                         1,485        4,907                                     6,392
 Conversion of
  preferred stock (Note O)                  (6,000)          1,200        4,800
 ESOP payment                                                                                         2,800         2,800
 Cash dividends
  Common stock ($1.50 per share)(1)                                                  (22,618)                     (22,618)
  Convertible
   preferred stock ($0.54 per share)                                                     (90)                         (90)
- -------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                $151,764     $195,466     $483,572       $(15,212)     $815,590
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

(1)A fourth-quarter 1993 dividend of $0.50 per share was declared January 19, 1994, payable to shareholders of record as of February 1, 1994. This does not represent a change in the Corporation's dividend policy, but rather a change only in the timing of the dividend declaration.

See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

GENERAL
   The Corporation's accounting and reporting policies conform with generally accepted accounting principles, Securities and Exchange Commission regulations and predominant practices within the banking and savings and loan industries.

PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements of the Corporation include the accounts of the parent company and its subsidiaries. All significant inter-company accounts and transactions are eliminated in the consolidated financial statements.
   The Corporation uses the equity method to account for its 49% investment in Bloomfield Hills Bancorp, Inc., which is not materially different than consolidation. The amount of retained earnings from this subsidiary included in consolidated retained earnings was approximately $184 thousand and $30 thousand at December 31, 1993 and 1992, respectively.

INVESTMENT AND TRADING SECURITIES
   Management determines the appropriate classification of securities at the time of purchase. Investment securities that management has the ability and intent, at the time of purchase, to hold to maturity are classified as investments held-to-maturity and accounted for at amortized cost, adjusted for amortization of premiums and discounts using the interest method.
   Beginning in 1992, investment securities purchased to be held for an indefinite period of time are classified as investments available-for-sale and carried at the lower of aggregate cost or market value. These securities are intended to be used by management to respond to unforeseen circumstances or future conditions which may necessitate the sale of these securities to mitigate the effects of such events. Gains and losses from the sale of securities are computed using the specific identification method.
   Mortgage backed securities are subject to prepayment risk. The premium and discount accounts and, therefore, the effective annual yield of those securities, are adjusted at least annually for actual prepayment experience.
   Investment securities which are purchased for the purpose of selling in the short-term to generate a profit for the Corporation are classified as trading securities. Trading securities are stated at market value. Gains and losses are included in non-interest income. Net interest earned on trading securities is included in interest income.
   The Financial Accounting Standards Board has issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement requires investment in equity and debt securities be classified in three categories and accounted for as follows: (i) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (iii) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. The Statement is effective for financial statements with fiscal years beginning after December 15, 1993. The Corporation will adopt this Statement in the first quarter of 1994 and does not expect that adoption will have a material adverse effect on its financial condition.

FINANCIAL FUTURES, OPTIONS, INTEREST RATE CAPS, FOREIGN EXCHANGE AND FORWARD CONTRACTS
   The Corporation is party to a variety of financial futures, options, interest rate caps, foreign exchange and forward contracts in its trading activities and in the management of its interest rate exposure.
   Financial futures, options, caps, forward contracts, and foreign exchange contracts used in trading activities are carried at market value. Realized and unrealized gains and losses are included in non-interest income.
   Realized and unrealized gains and losses on financial futures and forward contracts designated and effective as hedges of interest rate exposure are deferred and recognized as interest income or interest expense over the lives of the hedged assets or liabilities.

INTEREST RATE SWAP AGREEMENTS
   The Corporation enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential paid or received on interest rate swap agreements is recorded as an adjustment to interest income or interest expense on the related asset or liability being hedged. Realized gains and losses from the early termination of swap agreements are deferred and amortized through the remaining term of the original hedge period.

LOANS AND LEASE FINANCING
   Loans are stated at the principal amount outstanding, net of any unearned discount (including deferred fees and costs), if any, except for mortgages held for sale, which are carried at the lower of cost or market value.
   Interest income on loans is accrued based on the principal amount outstanding. Generally, loan origination and commitment fees, certain direct loan origination costs, and purchase premiums and discounts are deferred and amortized as an adjustment to yield over the life of the loan. Fees that adjust the yield on the underlying loan are included in interest on loans and lease financing. Fees for loan related services are included in non-interest income.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Loans are placed in a non-accrual category generally when over 90 days past due, or sooner when there is serious doubt as to the collectability of future interest or principal. When loans are placed in non-accrual, the related interest receivable is reversed against interest income of the current period. Cash interest payments received on non-accrual loans are generally applied as a reduction of the principal balance. Loans are removed from non-accrual and returned to a performing loan status at their then current carrying value when they become current as to both principal and interest and when doubt no longer exists as to the collectability of principal or interest.

ALLOWANCE FOR POSSIBLE CREDIT LOSSES
   The allowance for possible credit losses is available for future loan charge-offs. The allowance is increased by a provision in the income statement and by recoveries on items previously charged off.
   The allowance is decreased as loans are charged off. A charge-off, in whole or in part, occurs once a probability of loss has been determined, with consideration given to such factors as the customer's financial condition and underlying collateral.
   The provision for possible credit losses is based upon management's estimate of the amount necessary to maintain the allowance at a level adequate to provide for probable and estimable losses inherent in the loan and lease portfolio. Management's estimate is based upon evaluations of individual loans and concentrations of credit risk, historical charge-offs, levels of non-accrual loans, current economic conditions industry analyses, and other pertinent factors. In addition, reviews are performed by the responsible lending officers, the internal loan review staff and credit administration management who consider, among other things, the effects of current developments with respect to the borrower's financial condition, changes in economic conditions and results of examinations by bank regulatory authorities.

PREMISES AND EQUIPMENT
   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recognized over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Depreciation and amortization are calculated using the straight-line method.
   The Corporation and its subsidiaries lease certain premises and equipment. Capital leases are accounted for and amortized as owned property, with lease payments accounted for as interest and debt reduction.

PROPERTY FROM DEFAULTED LOANS
   Property from defaulted loans is comprised of foreclosed properties where the bank has actually received title, or which are in-substance foreclosures. Loans are classified as in-substance foreclosures when the debtor has little or no remaining equity in the collateral considering its fair value; where repayment can only be expected to come for the operation or sale of the collateral; and where the borrower formally or informally abandoned control of the collateral to the Corporation, or retained control of the collateral but it is doubtful that the debtor will be able to rebuild equity in the collateral.
   In April of 1992, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 92-3, Accounting for Foreclosed Assets. The Statement requires that foreclosed assets held for sale be carried at the lower of (a) cost or (b) fair value less estimated costs to sell. The Corporation adopted SOP 92-3 in 1992, and the effect of this change resulted in an increase in defaulted loan expense of $1.6 million and $1.2 million in 1993 and 1992, respectively.
   Foreclosed properties and in-substance foreclosures are recorded at the lower of the recorded investment in the related loan or the fair market value of the foreclosed property less estimated costs to sell the asset. Fair market value of such assets is determined based on current independent market appraisals and other relevant factors. At the time of foreclosure and classification as property from defaulted loans, any excess of the recorded investment in the related loan over the fair market value of the foreclosed collateral is recorded as a charge-off to the allowance for possible credit losses. Subsequent to classification as property from defaulted loans, valuation write-downs, net operating expenses (including rental or lease income, legal fees and real estate taxes), and gains or losses from sales of property from defaulted loans are charged or credited to defaulted loan expense, while costs related to improving such real estate are capitalized up to the estimated fair value of the property less estimated selling costs. Capital improvement costs in excess of the estimated fair market value less estimated selling costs are charged to defaulted loan expense.

MORTGAGE BANKING ACTIVITIES
   The Corporation's consolidated subsidiary, Independence One Mortgage Corporation (IOMC), originates, purchases, sells and services residential mortgage loans. Residential mortgage loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis.
   IOMC is party to forward contracts in the management of its interest rate exposure. Hedge gains and losses are deferred and recognized upon sale and delivery of the underlying mortgage loans and are included in gains from the sale of mortgage loans.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Gains or losses on sales of mortgage loans are recognized at the time of sale and are determined by the difference between net sales proceeds, adjusted for excess servicing fees (ESF), and the carrying value of loans sold, adjusted for deferred hedge gains or losses.
   IOMC generally sells loans with servicing rights retained.
   Mortgage servicing fee income is generally recorded when received.
   Purchased mortgage servicing rights (PMSR) represent the cost of purchasing the right to service mortgage loans originated by others. ESF represent the present value of the difference between estimated future net servicing fee income retained when mortgage loans are sold and normal servicing fee income. PMSR and ESF are recorded as assets and amortized in proportion to, and over the period of, estimated net servicing income. The expected life of the estimated net servicing income is based, in part, on the expected prepayment rate of the underlying mortgages.
   Periodically during the year, the Corporation reviews the carrying value of PMSR and ESF assets for impairment due to changes in prepayment and other valuation assumptions, and makes necessary adjustments to the carrying value. The impairment analyses are performed for individual mortgage pools with similar economic characteristics using a discounted cash flow method.
   IOMC establishes and maintains escrow and custodial funds. These funds are segregated in special bank accounts which are held on deposit with Michigan National Bank (a wholly owned subsidiary of the Corporation) and are therefore reflected in the consolidated statement of condition.

INCOME TAXES
   In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, Accounting for Income Taxes which superseded SFAS No. 96, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
   Effective January 1, 1992, the Corporation adopted SFAS No. 109 and has reported the cumulative effect of that change in method of accounting for income taxes in the 1992 consolidated statement of income.
   The Corporation previously used the asset and liability method under SFAS No. 96. Under the asset and liability method of SFAS No. 96, deferred tax assets and liabilities were recognized for all events that had been recognized in the financial statements. Under SFAS No. 96, the future tax consequences of recovering assets or settling liabilities at their financial statement carrying amounts were considered in calculating deferred taxes. Generally, SFAS No. 96 prohibited consideration of any other future events in calculating deferred taxes.

EARNINGS PER SHARE
   Primary and fully diluted earnings per common share are based on the weighted average number of common shares outstanding in each year, plus shares representing the dilutive effect of outstanding stock options and Cancelable Mandatory Stock Purchase Contracts (Equity Contracts). The dilutive effect of outstanding stock options and Equity Contracts is calculated using the Treasury Stock Method in accordance with Accounting Principles Board Opinion No. 15, Earnings Per Share.
   For periods prior to April, 1993, the weighted average number of common shares outstanding were further adjusted for the assumed conversion of convertible preferred shares outstanding in accordance with the preferred share conversion formula. On April 2, 1993, all of the convertible preferred shares were converted and 120,000 shares of common stock were issued in the conversion.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
   SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of estimated fair values of financial instruments, whether or not recognized in the statements of condition, for which it is practicable to estimate such values. In cases where quoted market prices are not available, fair value estimates are based on the present value of expected future cash flows or other valuation techniques, all of which may be significantly affected by the assumptions used. Therefore, these values may not be substantiated by comparison to independent markets and are not intended to reflect proceeds that may be realized from a current exchange. Furthermore, the Corporation does not intend to dispose of a significant portion of financial instruments, and thus, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   SFAS No. 107 excludes certain financial instruments from its disclosure requirements, such as obligations for pension and other postretirement benefits, deferred compensation arrangements and leases. In addition, disclosure of fair value estimates are not required for non-financial assets and liabilities, such as fixed assets and intangibles. Fair value estimates, methods and assumptions are set forth, as applicable, throughout the following notes to financial statements.

NEW ACCOUNTING STANDARDS
   The Financial Accounting Standards Board has issued SFAS No. 112, Employer's Accounting for Postemployment Benefits. This Statement requires accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement (e.g., salary continuation, severance and disability benefits, job training and counseling and continuation of benefits such as health care and life insurance coverage). Postemployment benefit expense recognized under these requirements will replace the "pay-as-you-go" method of accounting currently utilized by the Corporation for short-term disability and health insurance continuation. The Statement is effective for financial statements with fiscal years beginning after December 15, 1993. The Corporation will adopt this Statement in the first quarter 1994 and the estimated effect of adoption of this new accounting standard in 1994 is an increase in personnel benefit expense of approximately $1.5 million.
   The Financial Accounting Standards Board has issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan. This Statement addresses the accounting by creditors for impairment of certain loans. It is applicable to all impaired loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases and debt securities. A loan is impaired when, based on the current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. It requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This Statement applies to financial statements for fiscal years beginning after December 15, 1994. The Corporation plans to adopt this Statement in 1995. Management's initial estimates indicate that the effect of implementing the foregoing, in today's interest rate environment, will not be material to the Corporation's earnings or financial condition.
   The American Institute of Certified Public Accountants has issued SOP No. 93-6, Employer's Accounting for Employee Stock Ownership Plans. This Statement provides guidance on employer's accounting for employee stock ownership plans
(ESOP), both leveraged and non-leveraged. The Corporation has a leveraged ESOP whereby employer debt was issued to the ESOP to purchase shares of stock of the Corporation. Specifically the Statement requires that compensation expense shall be recognized based on the fair value of the shares of stock committed to be released by the ESOP to plan participants. Additionally, this Statement changes the computation of earnings per share (EPS) for the number of shares held by the ESOP. Only shares that have been committed to be released to participants shall be considered outstanding in the calculation of EPS. This Statement is effective for fiscal years beginning after December 15, 1993, and applies to shares acquired by ESOP's after December 31, 1992, but not yet committed to be released to participants. The ESOP has not purchased any shares of stock of the Corporation subsequent to December 31, 1992. This statement will have no effect on the Corporation's net income or earnings per share until such future time as additional shares of stock are purchased by the ESOP.
   A discussion regarding the new SFAS No. 115 is included under the heading "Investment and Trading Securities" in Note A.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. Acquisitions and Sale

Effective October 1, 1993, the Corporation sold substantially all the assets and certain liabilities of BancA Corporation, a Dallas, Texas computer software company. The assets were previously written down during the second quarter of 1993 with a $4.6 million charge to income and no additional loss resulted from the sale transaction. The Corporation had acquired all the assets and assumed certain liabilities of BancA Corporation on July 29, 1992, for a cash purchase price of $3.5 million.
   On April 1, 1993, the Corporation completed the acquisition of all of the outstanding stock of Peoples National Bank, Pasadena, Texas; Peoples Bank, Houston, Texas; and Community National Bank, Friendswood, Texas and the banks were merged into Lockwood. The cash purchase price for the acquisition was $16.7 million. The transaction was accounted for under the purchase method and goodwill of $4.1 million was recognized in the acquisition, which is being amortized over 15 years on a straight-line basis.
   On June 30, 1992, Michigan National Bank (MNB), the principal subsidiary of the Corporation, acquired 3,047 merchant credit card processing contracts from Central Fidelity Bank of Richmond, Virginia for a cash purchase price of $1.4 million. Under the terms of the acquisition agreement, MNB will assume all the merchant transaction processing responsibilities of Central Fidelity Bank and both Central Fidelity Bank and MNB will conduct joint marketing efforts.
   On April 13, 1992, a subsidiary of IOBOC purchased a mortgage warehouse lending business and other net assets having a total book value of approximately $200 million from First Collateral Services, Inc., a subsidiary of Honfed Bank, FSB. The assets were purchased for cash equal to their book value plus a $400,000 premium. Subsequent to the acquisition, IOBOC's subsidiary is doing business as First Collateral Services, Inc. (FCSI).
   On October 31, 1991, MNC acquired Lockwood Banc Group, Inc. for a cash purchase price of $17.3 million. The fair market value of the assets acquired and liabilities assumed totaled $225.9 million and $213.3 million, respectively. The transaction was accounted for under the purchase method. Goodwill of $4.7 million was recognized in the acquisition and is being amortized over 15 years on a straight-line basis.
   The Corporation recently announced its intent to sell its two Texas subsidiary banks, FSB&T and Lockwood (the holding company of Lockwood Bank), and does not expect to recognize any losses on the intended sale(s).

C. Cash and Due From Banks

Included in cash and due from banks are amounts required to be maintained by subsidiary banks to comply with deposit reserve requirements of bank regulatory authorities. These amounts were $216 million and $186 million at December 31, 1993 and 1992, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. Investment Securities

The following summarizes the book value, estimated market value, and gross unrealized gains and losses of investment securities at December 31 of each year. The carrying amounts for short-term investments approximate market value because they mature in 90 days or less. The estimated market value of longer-term investments is based on quoted market prices or bid quotations received from securities dealers.


- --------------------------------------------------------------------------------------------
(in thousands)                                                    1993
- --------------------------------------------------------------------------------------------
                                                         ESTIMATED         GROSS       GROSS
                                                BOOK        MARKET    UNREALIZED   UNREALIZED
                                               VALUE         VALUE         GAINS      LOSSES
- --------------------------------------------------------------------------------------------
Investment securities held-to-maturity:
 U.S. Treasury, Government
  agencies and corporations               $  275,484    $  279,823       $ 4,351      $   12
 State and municipal                          38,918        41,087         2,181          12
 Mortgage-backed securities                  983,765     1,007,139        25,900       2,526
 Other securities                             15,606        15,608             2
- --------------------------------------------------------------------------------------------
    Total                                  1,313,773     1,343,657        32,434       2,550
Investment securities
 available-for-sale:
 Treasury Bills                                  893           893
 Mortgage-backed securities
- --------------------------------------------------------------------------------------------
    Total                                        893           893
- --------------------------------------------------------------------------------------------
Trading account securities                    70,113        70,113
- --------------------------------------------------------------------------------------------
    Total Securities                      $1,384,779    $1,414,663       $32,434      $2,550
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------
(in thousands)                                                     1992
- ------------------------------------------------------------------------------------------------
                                                            ESTIMATED       GROSS        GROSS
                                                 BOOK          MARKET    UNREALIZED   UNREALIZED
                                                VALUE           VALUE       GAINS       LOSSES
- ------------------------------------------------------------------------------------------------
Investment securities held-to-maturity:
 U.S. Treasury, Government
  agencies and corporations                  $  198,348    $  220,284       $21,936
 State and municipal                             42,928        45,031         2,103
 Mortgage-backed securities                   1,049,303     1,067,684        19,007       $626
 Other securities                                15,095        15,099             4
- ------------------------------------------------------------------------------------------------
    Total                                     1,305,674     1,348,098        43,050        626
Investment securities
 available-for-sale:
 Treasury Bills                                  24,972        24,972
 Mortgage-backed securities                     164,908       167,979         3,071
- ------------------------------------------------------------------------------------------------
    Total                                       189,880       192,951         3,071
- ------------------------------------------------------------------------------------------------
Trading account securities                       79,668        79,668
- ------------------------------------------------------------------------------------------------
    Total Securities                         $1,575,222    $1,620,717       $46,121       $626
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

Investment securities with a book value of $656 million at December 31, 1993, were pledged to collateralize deposits of public funds and for other purposes required or permitted by law; at December 31, 1992, the corresponding amount was $603 million. In addition, at December 31, 1993 and 1992, mortgage-backed investment securities with a book value of $14 million (market value of $15 million), and $153 million (market value of $160 million), respectively, were pledged under repurchase agreements. Mortgage-backed investment securities with a book value of $133 million (market value of $141 million) were collateralized under dollar repurchase agreements at December 31, 1992.







Interest and dividend income from investment securities at December 31 of each year.


- ------------------------------------------------------------------------------------------------
(in thousands)                                              1993            1992            1991
- ------------------------------------------------------------------------------------------------
U.S. Treasury, Government agencies
 and corporations                                        $14,784         $ 9,569        $ 10,154
State and municipal                                        2,461           4,056           3,214
Mortgage-backed securities                                74,083         112,705         122,922
Other securities                                             826             781           1,015
- ------------------------------------------------------------------------------------------------
 Total                                                   $92,154        $127,111        $137,305
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------
Income from other securities included dividends of $0.6 million for the years ended December 31, 1993, and December 31, 1992, and $0.8 million for the year ended December 31, 1991.

For the years ended December 31, 1993, 1992 and 1991, the Corporation received proceeds of $227.5 million, $292.9 million and $166.0 million, respectively, from sales of investment securities. The Corporation realized gross gains of $6.6 million, $12.3 million and $2.8 million as of December 31, 1993, 1992 and 1991, respectively, from sales of investment securities. Gross realized losses from sales of investment were $600 thousand, $25 thousand and $140 thousand for the years then ended.
   The remaining balance of security gains (losses) for each of the three years ended December 31, 1993, consisted of non-sales related activity, including write-offs of premiums and discounts associated with early pay-offs of securities.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -------------------------------------------------------------------------------
D. Investment Securities (continued)
- -------------------------------------------------------------------------------
The following summarizes the remaining maturity and average yield of the investment securities portfolio at December 31 of each year.(1)(2)
- -------------------------------------------------------------------------------

(in thousands)                                  1993                            1992                                1991
- -----------------------------------------------------------------------------------------------------------------------------------
                                           ESTIMATED                       ESTIMATED                            ESTIMATED
                                  BOOK        MARKET     AVERAGE     BOOK     MARKET   AVERAGE        BOOK         MARKET   AVERAGE
                                 VALUE         VALUE      YIELD     VALUE      VALUE     YIELD       VALUE         VALUE      YIELD
- -----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury, Government
 agencies and corporations
 One year or less            $158,772     $ 159,997       5.24%    $ 28,858    $ 45,399      6.02%    $ 67,336    $ 68,232    7.80%
 After one year through
  five years                  110,923       113,465       5.74      157,407     162,228      6.69       92,386      97,230    8.09
 After five years through
  ten years                     5,789         6,361       7.40       12,083      12,657      7.17       19,184      20,451    8.14
After ten years
- -----------------------------------------------------------------------------------------------------------------------------------
        Total                 275,484       279,823       5.49      198,348     220,284      6.62      178,906     185,913    7.99
- -----------------------------------------------------------------------------------------------------------------------------------
State and municipal
 One year or less               1,887         1,908       9.43        1,733       1,769     11.12        5,726       5,765   10.63
 After one year through
  five years                   25,389        26,438       9.21       28,537      29,717      9.40       24,518      25,185    9.68
 After five years through
  ten years                     8,009         8,619       9.20        8,025       8,498      9.90       13,300      13,855    9.53
 After ten years                3,633         4,122       9.61        4,633       5,047     10.31        8,470       8,990   10.28
- -----------------------------------------------------------------------------------------------------------------------------------
        Total                  38,918        41,087       9.26       42,928      45,031      9.66       52,014      53,795    9.84
- -----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed
 securities(3)
 One year or less             159,060       159,947       6.08      114,665     115,840      7.86
 After one year through
  five years                  796,104       818,043       6.73      694,035     699,463      7.62    1,004,553   1,048,567    8.96
 After five years through
  ten years                    28,601        29,149       6.67      240,603     252,381      8.11      384,323     410,039    8.34
 After ten years
- -----------------------------------------------------------------------------------------------------------------------------------
        Total                 983,765     1,007,139       6.62    1,049,303   1,067,684      7.76    1,388,876   1,458,606    8.79
- -----------------------------------------------------------------------------------------------------------------------------------
Other securities
 One year or less                 500           502       4.80        7,171       7,175      3.64        5,339       5,339    1.44
 After one year through
  five years                    3,000         3,000       6.67                                           2,540       2,540    7.84
 After five years through
  ten years                                                                                                500         500    8.00
 After ten years               12,106        12,106       5.40        7,924       7,924      6.00        7,924       7,924    6.00
- -----------------------------------------------------------------------------------------------------------------------------------
        Total                  15,606        15,608       5.62       15,095      15,099      4.88       16,303      16,303    4.86
- -----------------------------------------------------------------------------------------------------------------------------------
        Total investment
          securities(3)    $1,313,773    $1,343,657       6.45%  $1,305,674  $1,348,098      7.61%  $1,636,099  $1,714,617    8.70%
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------





























The following summarizes the remaining maturity and average yield of securities available-for-sale at December 31.(1)
- -------------------------------------------------------------------------------

(in thousands)                                 1993                                  1992
- -----------------------------------------------------------------------------------------------------------------------------------
                                          ESTIMATED                              ESTIMATED
                               BOOK          MARKET      AVERAGE         BOOK       MARKET     AVERAGE
                              VALUE           VALUE        YIELD        VALUE        VALUE       YIELD
- -----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury,
 Government agencies
  and corporations
 One year or less                $893            $893        3.14%    $ 24,916     $ 24,916       3.29%
- -----------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
 One year or less                                                       15,308       15,459       9.24
 After one year through
  five years                                                            73,775       72,771       5.82
 After five years through
  ten years                                                             75,881       79,799       8.14
- -----------------------------------------------------------------------------------------------------------------------------------
        Total                                                          164,964      168,029       7.21


- -----------------------------------------------------------------------------------------------------------------------------------
        Total securities
          available-for-sale     $893            $893        3.14%    $189,880     $192,945       6.70%
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

(1) Weighted average yields are computed by dividing the annual income by the security balance outstanding at December 31 of each year. Such computations for states of the U.S. and political subdivisions are based on fully taxable equivalent income using a federal tax rate of 34% in each year.
(2) The average maturity of the total investment securities portfolio was approximately 2.3, 3.1 and 3.8 years at December 31, 1993, 1992 and 1991, respectively.
(3) The weighted average expected life was used to determine the maturity of mortgage-backed securities.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- --------------------------------------------------------------------------------
E. FDIC Assistance
- --------------------------------------------------------------------------------

        Relevant terms of the Assistance Agreement are as follows:
- - The FDIC issued a 10 year $808 million negative net worth note, (subsequently adjusted to $811 million based on a beginning balance sheet audit completed in 1990), to bring IOBOC's equity deficit to zero. The note bears interest at a rate tied to the FHLBB COF. The interest rate is on a downward sliding scale starting at 200 Basis Points over the FHLBB COF in 1989 and finishing at 50 Basis Points over in 1998. The note agreement specifies consecutive quarterly interest payments during the term of the note. The entire remaining principal balance is due with the final interest payment on December 31, 1998.

- - The terms of the note allow prepayment of the principal outstanding at the end of each respective year according to the following schedule; 10% in 1991, 23% in 1992, 43% in 1993, 57% in 1994, 68% in 1995, 76% in 1996 and 100%
in both 1997 and 1998. In addition, under certain circumstances defined in the Assistance Agreement, the FDIC may elect to prepay the entire outstanding balance with 90 days prior written notice beginning on January 1, 1990. The relevant circumstances did not exist at February 15, 1994, and the FDIC has therefore, not made this election.

- - The FDIC agreed to provide certain assistance for a period of ten years, except for Item 1 below which has expired. The nature and extent of assistance is as follows:
1. Capital Loss Coverage and Guaranteed Yield on Covered Assets. In addition, the Assistance Agreement requires that any remaining Covered Assets be written-down to their Immediately Realizable Value by December 31, 1992, and IOBOC reimbursed for the write-down amount. This process was completed during the first quarter of 1993.

The following summarizes IOBOC's Covered Assets and FDIC assistance at December 31, 1992.

- ------------------------------------------------------------------------------------------------------
(in thousands)                                                        1992
- ------------------------------------------------------------------------------------------------------
                                              ESTIMATED FAIR                 FDIC             CARRYING
                                                MARKET VALUE           ASSISTANCE                VALUE
Real estate-mortgage loans                          $ 3,826                $  951              $ 4,777
Installment loans                                         2                    11                   13
Real estate-owned                                     7,598                 6,136               13,734
- ------------------------------------------------------------------------------------------------------
      Total                                         $11,426                $7,098              $18,524
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
The Corporation recognized FDIC Capital Loss Coverage of $7.1, $57.9 and $111.1
million, for the years ended December 31, 1993, 1992 and 1991, respectively.

2. Cost of funds subsidies on all fixed term deposit liabilities of IOBOC at the acquisition date which mature after December 31, 1989. The subsidy will limit interest expense on those deposits to the FHLBB COF. In addition, an interest subsidy of approximately 6% is paid on a long-term debt obligation of IOBOC. This obligation was paid-off during 1992.
3. Indemnification for unreserved claims and challenges to the transaction.

- - Under the Assistance Agreement, IOBOC agreed to share realized tax benefits with the FDIC. The FDIC receives 25% of these benefits until the Corporation has realized a return of its aggregate investment plus a 20% compound return on investment, thereafter, the tax benefits are shared equally. The FDIC shared tax benefits at a 25% rate each year since the acquisition. Tax benefits expected relate primarily to the tax-exempt status of all FDIC assistance and "built in tax losses" resulting from sales of Covered Assets with tax bases in excess of assigned values. Reference Note V for a discussion of contingencies related to the tax deductibility of certain of these tax benefits.

- - The FDIC has the right to receive a payment at March 31, 1999, of up to 20% of the sum of IOBOC earnings through December 31, 1998, plus the Corporation's equity capital investment, as defined. At its option, IOBOC may satisfy this obligation at any time by payment of $15 million plus interest from December 31, 1988 to the date of exercise at a rate of 10% compounded annually. Currently, the Corporation expects to pay an amount less than the maximum of $15 million plus interest at March 31, 1999, and has accrued $9.7 million in connection with this right.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- --------------------------------------------------------------------------------
F. Loans and Lease Financing
- --------------------------------------------------------------------------------
The following summarizes loans and lease financing (excluding Covered Assets) at December 31 of each year.

- ----------------------------------------------------------------------------------------------
(in thousands)                                                            1993            1992
- ----------------------------------------------------------------------------------------------
Commercial, financial and agricultural secured by real estate      $   971,917     $   977,616
Other commercial, financial and agricultural                         2,373,707       2,378,753
Commercial real estate-mortgage                                      1,238,177       1,168,669
Residential real estate mortgages held for sale                        583,056         670,800
Residential real estate mortgages held for investment                  465,904         578,909
Short-term commercial real estate-construction                         159,594         222,819
Installment                                                            780,532         648,099
Lease financing                                                        116,998          82,728
- ----------------------------------------------------------------------------------------------
    Total                                                            6,689,885       6,728,393
Unearned income                                                        (18,619)        (15,869)
Allowance for possible credit losses                                  (190,992)       (175,471)
- ----------------------------------------------------------------------------------------------
NET LOANS AND LEASE FINANCING                                      $ 6,480,274     $ 6,537,053
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------

The estimated fair value of the Corporation's loan portfolio (excluding lease financing) was $6.5 billion and $6.6 billion at December 31, 1993 and 1992, respectively.
   The fair value of performing variable rate loans was based on their carrying values adjusted by an estimate of losses inherent in the loan portfolio.
   The fair value of performing fixed-rate loans was segregated by loan type (e.g., commercial, commercial real estate-mortgage, commercial real estate-construction, installment, and residential mortgage held for investment) and estimated through a discounted cash flow calculation that applies interest rates currently being offered for new loans with similar terms and conditions.
   The fair value of performing fixed-rate residential mortgage loans held for sale was estimated on the basis of existing forward rate commitments to sell such loans.
   Fair value of non-accrual loans (fixed and variable) were generally estimated based on recent appraisals of the underlying collateral or carrying value adjusted for potential credit loss.

- --------------------------------------------------------------------------------
G. Allowance for Possible Credit Losses
- --------------------------------------------------------------------------------
The following summarizes the activity in the allowance for possible credit losses.

- -----------------------------------------------------------------------------------------------------------
(in thousands)                                                       1993              1992            1991
- -----------------------------------------------------------------------------------------------------------
Balance, beginning of year                                       $175,471          $154,638        $137,200
Additions
 Provisions charge to expense                                      40,000            76,670          86,500
 Recoveries                                                         8,650             8,372           9,963
 Subsidiaries purchased                                               878                             1,099
 Allocation of cash discount
  received from Covered Asset settlement                                              3,000
- -----------------------------------------------------------------------------------------------------------
                                                                  224,999           236,680         234,762
Less
 Amounts charged-off                                               34,007            61,209          80,124
- -----------------------------------------------------------------------------------------------------------
          Balance, end of year                                   $190,992          $175,471        $154,638
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. Significant Concentrations of Credit Risk

The Corporation grants commercial, residential and installment loans primarily to customers in Michigan. The Corporation has limited its credit risk by establishing guidelines limiting aggregate outstanding commitments and loans to particular borrowers, industries and geographic areas. Compliance with these guidelines is monitored by the Credit Policy Committee.
   Although the Corporation has a diversified loan portfolio, management has identified the following as significant concentrations of credit risk as of December 31, 1993 and 1992.

- -----------------------------------------------------------------------------------------
                                                                         1993        1992
- -----------------------------------------------------------------------------------------
GEOGRAPHIC CONCENTRATIONS
Commercial real estate and commercial
 loans outstanding to:
 Michigan borrowers                                                      77%         78%
INDUSTRY CONCENTRATIONS
Commercial loans by industry:
 Finance, insurance and real estate                                      28%         23%
 Service                                                                 18          19
 Retail Trade                                                            13          17
 Manufacturing                                                           11          12
 Automotive                                                               8          11
- -----------------------------------------------------------------------------------------
Certain prior period amounts were restated to conform to current period presentation.
The Corporation had highly leveraged transactions outstanding of approximately
$92 million and $108 million as of December 31, 1993 and 1992, respectively.

I. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to realize profits. These financial instruments include: commitments to extend credit, loans sold with recourse, standby and other letters of credit, forward and futures contracts, foreign currency futures, foreign exchange contracts, options, interest rate swap contracts and interest rate caps. These financial instruments involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the statement of condition. The contract or notional amount of those instruments expresses the extend of involvement the Corporation has in particular classes of financial instruments.


- ------------------------------------------------------------------------------------------------------------------
The following summarizes the financial instruments with off-balance sheet risk at December 31 of each year.
- ------------------------------------------------------------------------------------------------------------------
                                                                                     CONTRACT OR NOTIONAL AMOUNT
(in thousands)                                                                         1993               1992
- ------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                                       $3,431,721         $2,834,039
  Standby and other letters of credit                                                   221,580            194,077
  Loans sold with recourse                                                              115,681            202,212
Financial instruments whose contract or notional
amounts exceed the amount of credit risk:
  Forward contracts
    Commitments to sell                                                                 701,478            709,467
  Foreign exchange contracts                                                              4,565             11,686
  Options
    Commitments to sell
  Interest rate swap contracts                                                        2,514,207          1,809,673
  Interest rate caps                                                                     10,000             30,585
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. Financial Instruments with Off-Balance Sheet Risk

The risks associated with these products include credit risk, market risk and currency rate risk.

CREDIT RISK
Credit risk is the risk that a counterparty may fail to meet its obligations under the contract. The Corporation manages credit risk by limiting and monitoring the amount of contracts by customer and/or broker-dealer. These limits are established through an evaluation of the customer's and/or broker-dealer's credit worthiness on a case-by-case basis, and collateral is required to support financial instruments when it is deemed necessary.

MARKET AND CURRENCY RATE RISK
Market and currency rate risk are caused by changes in the market value as a result of movements in interest and currency exchange rates. The contract or notional amount should not be considered a measure of the risk for futures, forwards, foreign exchange contracts, options, interest rate swaps and interest rate cap agreements because the present value of the replacement cost, at current interest rates, of the contracts generally is much smaller than the contract or notional amount.
   The risk as of December 31, 1993, is further discussed below for each instrument.

COMMITMENTS TO EXTEND CREDIT
The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.
   Commercial customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Corporation's commitments to extend credit to commercial customers are contingent upon the customers maintaining specific credit standards at the time of loan funding. At December 31, 1993 and 1992, respectively, the Corporation had entered into commitments to lend to commercial customers in the amounts of approximately $2.9 billion and $2.2 billion. The Corporation does not expect all of these outstanding commitments to be drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash requirements. The estimated fair value of commitments to extend credit was $29 million and $22 million at December 31, 1993 and 1992, respectively. These amounts are based on fees currently charged to enter into similar agreements.
   The Corporation also has contractual commitments to close and fund residential mortgage loan applications within a specified period of time at specified interest rates. Those loans that are closed and funded are then delivered to outside investors under previously contracted commitments to sell loans which are discussed below under Futures and Forward Agreements.
   The Corporation had contractual commitments to close and fund residential mortgage loan applications of approximately $530 million and $652 million as of December 31, 1993 and 1992, respectively. Of the total commitments at December 31, 1993 approximately $139 million are for variable-rate loans and therefore present no market value risk to the Corporation. The Corporation does not expect all of the remaining $391 million of fixed-rate commitments to close. Approximately $271 million of the fixed-rate commitments are hedged under forward commitments to sell that have an estimated fair value of $0.4 million at December 31, 1993, determined on the basis of the commitment price stated in the forward agreements adjusted for changes in interest rates or credit risk if any.
   At December 31, 1992, the Corporation was hedging approximately $181 million of commitments to fund fixed-rate residential loans with forward commitments to sell that had an estimated fair value of $0.3 million.

STANDBY AND OTHER LETTERS OF CREDIT
Standby and other letters of credit obligate the Corporation to guarantee the performance of a customer to a third party. These instruments frequently are issued in support of corporate debt issuances. The Corporation's policies generally require that standby and other letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are considered in determining the adequacy of the allowance for possible credit losses. The estimated fair value of standby and other letters of credit was $3.9 million and $3.4 million at December 31, 1993 and 1992, respectively. The estimated fair value of the Corporation's standby and other letters of credit was estimated on the same basis as that discussed above for commitments to extend credit.

LOANS SOLD WITH RECOURSE
Prior to 1990, IOMC sold loans with recourse, either directly or indirectly, for credit or other loss exposure reasons. Approximately $116 million and $202 million of such loans were still outstanding as of December 31, 1993 and 1992, respectively. These transactions were recorded as sales with appropriate reserves established for such losses. Actual losses to date have not been significant.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOREIGN EXCHANGE CONTRACTS
Foreign exchange contracts are entered into primarily for trading activities. The risk in these contracts arises from the ability of the counterparties to deliver under the terms of the contract. Also, market risk arises from inherent fluctuations in currency exchange rates. The Corporation had contract amounts of approximately $5 million and $12 million for trading purposes as of December 31, 1993 and 1992, respectively. The estimated fair value of foreign exchange contracts is determined by quoted market prices or quotes from broker dealers. The estimated fair value of foreign exchange contracts at December 31, 1993 and 1992, was $23 thousand and $57 thousand, respectively.

FUTURES AND FORWARD CONTRACTS
Futures and forward contracts represent future commitments to purchase or sell securities at a specified price and date. The Corporation uses futures and forward contracts in connection with its trading activities as well as to hedge its assets and liabilities. The Corporation mitigates its credit risk by entering into futures and forward contracts through organized exchanges which control who can purchase and sell such contracts.
   The Corporation had approximately $701 million and $709 million in forward rate agreements outstanding as of December 31, 1993 and 1992, respectively. These agreements were commitments to sell loans to another party at a specified price and specified date in the future. The risk associated with the forward rate agreements arises if the Corporation is unable to deliver according to the terms of the agreement. No losses occurred as a result of the forward rate agreements outstanding as of December 31, 1992. As of January 31, 1994, 51% of the forward rate agreements outstanding at December 31, 1993, had been delivered without a loss to the Corporation. The remaining contracts are expected to be delivered as follows: 36% in February, 9% in March and the remaining 4% before the end of 1994. The Corporation does not anticipate any material losses as a result of the forward rate agreements. The estimated fair value of these instruments is discussed under Commitments to Extend Credit above and in Note F.

INTEREST RATE SWAPS
Interest rate swaps obligate two parties to exchange periodic cash flows based on two different rates of interest applied to the same notional principal amount. The parties exchange cash flows of a fixed or floating rate based on specified interest rate indices. The Corporation has entered into interest rate swap agreements with third parties to hedge specific assets or liabilities and to reduce the impact of changes in interest rates on its earnings. The Corporation has entered into customer accommodation swap transactions which are also used for hedging purposes. Additionally, certain of the Corporation's interest rate swaps have a declining notional feature whereby the notional balance is amortized over the life of the swap. The credit risk associated with interest rate swap agreements revolves around the ability of the counterparty to perform its payment obligation under the agreement. Credit exposure exists at a particular point in time when an interest rate swap has a positive market value. The Corporation minimizes its credit risk by performing normal credit reviews on its swap counterparties. Additionally, this exposure is further minimized by the amount of collateral value received from the counterparty when it is deemed necessary.
   At December 31, 1993 and 1992, the Corporation had interest rate swap agreements hedging commercial loans with a total notional principal amount of $2.0 billion and $1.8 billion respectively. Of the 1993 amount, approximately $153 million were customer accommodation swaps. Those agreements effectively hedged the Corporation's interest rate exposure associated with its prime-based variable-rate commercial loans. At December 31, 1993 and 1992, the Corporation had credit exposure on these interest rate swaps of $23 million and $39 million respectively. Customer accommodation swaps represented approximately $1.3 million of the total credit exposure in 1993.
   In addition to the swap agreements hedging commercial loans, at December 31, 1993, the Corporation had swap agreements outstanding with a notional principal amount of approximately $541 million hedging its current production of originated and purchased residential mortgage servicing. The terms of these swap agreements require the Corporation to make monthly premium payments to the counterparty which are determined on the basis of the underlying outstanding unamortized notional principal of the swap agreement. The counterparty is obligated to make payment to the Corporation in the event that interest rates fall resulting in prepayment speeds that differ from anticipated prepayment speeds. The payment amount is determined on the basis of a scheduled formula and predetermined prepayment rate. The Corporation had no credit risk exposure on these swap agreements at December 31, 1993.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- ---------------------------------------------------------------------------
   The Corporation had interest rate swap agreements hedging its fixed-rate deposit notes having a total notional principal amount of $25 million as of December 31, 1992. These agreements effectively changed the interest rate exposure on those fixed-rate liabilities to a variable rate.
   It is the Corporation's policy to execute net counterparty payments on all new swap transactions. At December 31, 1993,100% of the swap portfolio was on a net payment basis. The estimated fair value of interest rate swaps is calculated on a present value basis using current interest rates, taking into consideration the credit worthiness of the counterparties. The Corporation's estimate of fair value on its total swap portfolio was $35 million and $45 million at December 31, 1993 and 1992, respectively.

INTEREST RATE SWAPS OUTSTANDING (dollars in millions)
- ----------------------------------------------------------------------------
   The following is a presentation of the Corporation's interest rate swap activity for the years ended December 31.

                                                  1993                  1992
- ----------------------------------------------------------------------------
Balance, beginning of year                  $1,809,672            $1,834,107
 New Transactions                            1,523,549               515,693
 Maturities                                   (700,000)             (455,000)
 Amortization                                 (119,014)              (85,128)
- ----------------------------------------------------------------------------
  Balance, end of year                      $2,514,207            $1,809,672
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

INTEREST RATE CAPS
Interest rate caps are similar to interest rate swaps with regard to hedging interest rate risk; however, these contracts obligate the seller of the interest rate cap to make payments if an interest rate index exceeds a specified "capped" level. The Corporation was party to interest rate cap agreements at December 31, 1993 and 1992, with a notional principal of $10 million and $31 million, respectively. If the interest rate index exceeds the "capped" level, the cap will be utilized by the Corporation to hedge the commercial loan portfolio by effectively changing the Corporation's interest rate exposure on a fixed rate loan to a floating rate. As of December 31, 1993 and 1992, the estimated fair value of interest rate caps was zero.

OPTIONS
Options are contracts allowing, but not requiring, its holder to buy or sell a specific financial instrument at a specified price during a specified time period. An issued option obligates the seller of the contract to purchase or sell a specific financial instrument at the option of the buyer of the contract. As of December 31, 1992, the Corporation had issued options with contract amounts of $5 million in connection with its trading activities. As the issuer of options, the Corporation received a premium at the outset, and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option. Options used in such trading activity are carried at market value based on market quotes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
J. Premises and Equipment
- --------------------------------------------------------------------------------
The following summarizes premises and equipment, including
 capital leases, at December 31 of each year.
- --------------------------------------------------------------------------------

                                                        1993              1992
(in thousands)
Land                                                $ 34,543          $ 32,008
Buildings and improvements                           160,235           151,303
Equipment                                            194,319           180,392
- --------------------------------------------------------------------------------
    Total                                            389,097           363,703
Less accumulated depreciation and amortization       189,955           161,647
- --------------------------------------------------------------------------------
    Premises and Equipment, Net                     $199,142          $202,056
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The following summarizes capital leases included in premises and equipment, at December 31 of each year.
- --------------------------------------------------------------------------------

                                                     1993              1992
(in thousands)
- --------------------------------------------------------------------------------
Land and buildings                                 $8,722             $9,741
Equipment                                                                 64
- --------------------------------------------------------------------------------
    Total                                           8,722              9,805
Less accumulated amortization                       6,351              6,796
- --------------------------------------------------------------------------------
    Capital Leases, Net                            $2,371             $3,009
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The following summarizes rent expense for operating leases, at December 31 of each year.

- -------------------------------------------------------------------------------------------------------
                                                    1993                 1992                     1991
- -------------------------------------------------------------------------------------------------------
(in thousands)
Operating rent expense                           $13,960              $14,292                  $15,638
Operating rental income                            3,498                3,515                    4,435
- ------------------------------------------------------------------------------------------------------
Net Operating Lease Expense                      $10,462              $10,777                  $11,203
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

The following summarizes future minimum lease payments under non-cancellable leases at December 31, 1993.

- -------------------------------------------------------------------------------------------------------
                                                    CAPITAL             OPERATING
YEAR (in thousands)                                  LEASES                LEASES
- ------------------------------------------------------------------------------------------------------
1994                                                $   924               $ 8,754
1995                                                    897                 7,185
1996                                                    850                 6,246
1997                                                    729                 5,206
1998                                                    633                 3,653
Later years                                           2,617                 8,009
- ------------------------------------------------------------------------------------------------------
   Total Minimum Lease Payments                       6,650                39,053
Less imputed interest and other costs                 2,595
- ------------------------------------------------------------------------------------------------------
    Net Minimum Lease Payments                       $4,055               $39,053
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- ----------------------------------------------------------------------------
K. Property From Defaulted Loans and Discontinued Operations
- ----------------------------------------------------------------------------
The following summarizes property from defaulted loans at
 December 31 of each year.
- ----------------------------------------------------------------------------

(in thousands)                                     1993                 1992
- ----------------------------------------------------------------------------
Foreclosed property                            $ 61,428            $  99,239
In-substance foreclosures                        36,638               52,968
- ----------------------------------------------------------------------------
    Balance, end of year                       $ 98,066            $ 152,207
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------


The following summarizes the activity in property from
 defaulted loans for the years ended December 31.
- ----------------------------------------------------------------------------

(in thousands)                                     1993                 1992
- ----------------------------------------------------------------------------
Balance, beginning of year                     $152,207             $143,079
Additions:
 Foreclosures                                    22,077               35,657
 In-substance foreclosures                        7,283               40,743
 Capital improvements/Payoff of senior liens      7,076                4,068
 Purchase of Subsidiary                             698
Reductions:
 Disposition of assets                           65,744               42,487
 Pay-downs                                        6,045                7,610
 Writedowns                                      12,505               19,383
 Transfer of in-substance foreclosed loans
   to Non-performing Loan status                  5,416                  376
Other, net                                       (1,565)              (1,484)
- ----------------------------------------------------------------------------
Net activity                                    (54,141)               9,128
- ----------------------------------------------------------------------------
 Balance, end of year                          $ 98,066             $152,207
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

Certain prior period amounts have been restated for a change in reporting classification to include real estate of discontinued operations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- --------------------------------------------------------------------------------
L. Purchased Mortgage Servicing Rights and Capitalized Excess Service Fees.
- --------------------------------------------------------------------------------
The following summarizes the activity in the purchased mortgage servicing and capitalized excess service fees for years ended December 31. In measuring the net book value of PMSR and ESF at December 31, 1993, concensus estimates of future prepayment rates, when applied to the Corporation's portfolio were 26%
for PMSR and 22% for ESF. Weighted average discount rates of 13.46% and 10.69% were used in the December 31, 1993 valuation analysis for PMSR and ESF, respectively. PMSR and ESF are discussed in Note A. Also, reference
Note W for a presentation of the originated portion of the Corporation's mortgage servicing portfolio for each of the years ended December 31, 1993, 1992 and 1991.

- ------------------------------------------------------------------------------------------------------
PURCHASED MORTGAGE SERVICING RIGHTS                                       1993        1992        1991
- ------------------------------------------------------------------------------------------------------
(in thousands)
Balance, beginning of year                                            $155,083    $187,316    $154,683
Additions
 Purchased servicing                                                    13,084      20,788      52,782
Less
 Reductions due to servicing sale activity                              13,780          21         493
 Amortization
  Scheduled amortization(1)                                             34,340      26,563      18,356
  Amortization due to changes in prepayment assumptions                 70,658      26,437       1,300
- ------------------------------------------------------------------------------------------------------
   Subtotal amortization                                               104,998      53,000      19,656
- -------------------------------------------------------------------------------------------------------
    Balance, end of year                                              $ 49,389    $155,083    $187,316
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------
CAPITALIZED EXCESS SERVICE FEES
- ------------------------------------------------------------------------------------------------------
(in thousands)                                                           1993        1992        1991
- ------------------------------------------------------------------------------------------------------

Balance, beginning of year                                             $22,277    $ 16,290    $ 11,324
Additions
 Capitalized servicing due to loan sale activity                         4,952      18,738      10,286
Less
 Reductions due to servicing sale activity                               1,434       3,266       2,191
 Amortization
  Scheduled amortization(1)                                             10,150       3,660       3,129
  Amortization due to changes in prepayment assumptions                  8,776       5,825
- ------------------------------------------------------------------------------------------------------
   Subtotal amortization                                                18,926       9,485       3,129
- ------------------------------------------------------------------------------------------------------
    Balance, end of year(2)                                           $  6,869    $ 22,277    $ 16,290
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

(1) Scheduled amortization represents annual amortization determined on the basis of prepayment assumptions in effect at the beginning of the year.
(2) The estimated fair value of unamortized excess service fees, determined on a discounted cash flow basis adjusted for estimated prepayments, was $7.2 million and $26.5 million at December 31, 1993 and 1992, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -------------------------------------------------------------------------------
M. Short-Term Borrowings
- -------------------------------------------------------------------------------
   The Corporation had up to $100 million of commercial paper available to issue at December 31, 1993. The actual amount of commercial paper that can be issued is dependent upon the Corporation's credit ratings and the availability of back-up lines of credit. These notes have a maturity of not more than 270 days from date of issuance. The yield is dictated by the market for similarly rated commercial paper. The Corporation had no commercial paper borrowings outstanding at December 31, 1993 and 1992.
   To support the commercial paper program, two lines of credit were established during the second quarter of 1992 totaling $45 million which may be used for a variety of general corporate purposes. The first facility is a $25 million, three year line of credit with a commitment period that expires April 30, 1995 and the second facility, a $20 million 364 day line of credit, which was extended to March 10, 1994. The latter facility may be renewed upon consent of the involved parties. The annual interest rate charged on advances is based on the average outstanding advances during the interest period and may be a floating rate, fixed CD rate, or a Eurodollar rate at the selection of the Corporation. Facility fees are paid on the commitment (whether used or unused) based upon the rating assigned to the Corporation by a mutually acceptable rating agency.
   In December 1990, IOBOC received approval from the Federal Home Loan Bank of San Francisco (FHLB) for line of credit advances under the FHLB's credit program. Advances must be fully collateralized and, based upon residential mortgage collateral pledged at December 31, 1993, IOBOC's borrowing capacity was approximately $14.0 million. Advances are available, at IOBOC's option, at a variable-rate subject to daily repricing or at a fixed rate with terms of one to six months. IOBOC did not have any advances outstanding as of December 31, 1993 or 1992.
   The carrying value of the Corporation's total short-term borrowings approximates fair value because of the short-term maturity of these instruments.

- -------------------------------------------------------------------------------
A summary of short-term borrowings for the past two years is presented below.
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------
(in thousands)                                                              1993     1992
- -------------------------------------------------------------------------------------------
Federal funds purchased and repurchase agreements at December 31
  Outstanding                                                         $133,925    $245,873
  Average interest rate                                                   3.09%       3.22%
 Average during year
  Outstanding                                                         $302,110    $288,316
  Average interest rate                                                   3.12%       3.54%
 Maximum month-end balance during the year                            $481,983    $381,915
- -------------------------------------------------------------------------------------------
Dollar repurchase agreements at December 31
  Outstanding                                                                     $158,359
  Average interest rate                                                               4.63%
 Average during year
  outstanding                                                         $ 38,835    $311,909
  Average interest rate                                                   4.53%       4.08%
 Maximum month-end balance during the year                            $158,594    $472,713
- -------------------------------------------------------------------------------------------
Other borrowings at December 31
  outstanding                                                         $159,368    $123,862
  Average interest rate                                                   3.12%       3.10%
 Average during year
  Outstanding                                                         $119,988    $131,427
  Average interest rate                                                   3.33%       3.98%
 Maximum month-end balance during the year                            $200,457    $224,646
- -------------------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
N. Long-Term Debt
- --------------------------------------------------------------------------------

   On November 10, 1988, the Corporation issued $55 million of 8% Redeemable Subordinated Debentures (Debentures) due November 10, 1998. The Debentures were issued with detachable Cancelable Mandatory Stock Purchase Contracts. Interest is payable quarterly on the fifteenth day of March, June, September and December. The Debentures are redeemable at the Corporation's option upon at least 60 days written notice. Redemption prices, which are expressed as a percentage of par and adjusted on November 10 of each year, are as follows:
103.56% in 1993, 102.67% in 1994,101.78% in 1995, 100.89% in 1996 and 100.00%
in 1997. The Debentures are subordinate and junior in right of payment to certain present and future indebtedness of the Corporation.
   The following table is a summary of long-term debt at December 31, 1993 and 1992. The floating rate note due through 1997 relates to the Employee Stock Ownership Plan and Trust discussed in Note P. The $3.2 million variable rate subordinated debentures due 1997 were assumed in connection with the acquisition of Lockwood. The debentures are redeemable at the option of Lockwood in whole at any time, or in part from time to time, upon notice to holders of the debentures.
   Annual maturities of consolidated long-term debt (exclusive of capital lease obligations) for the five years ending December 31, 1994, through 1998, respectively, are $3.8, $3.8, $3.8, $7.1 and $54.9 million.
   The estimated fair value of the Corporation's Debentures was approximately $57 million and $56 million at December 31, 1993 and 1992, respectively. The amounts are based on the quoted market prices for similar issues available to the Corporation for debt of the same remaining maturities. The remainder of the Corporation's long-term debt (excluding capital leases) is estimated to approximate market value.


- -------------------------------------------------------------------------------------------
(in thousands)                                                           1993        1992
- -------------------------------------------------------------------------------------------
Parent Company
 Floating rate note due through 1997(1)                                $15,212     $18,012
 8% Redeemable subordinated debentures due 1998                         54,555      54,603
- -------------------------------------------------------------------------------------------
    Total                                                               69,767      72,615
Subsidiaries
 Variable rate subordinated debentures due through 1997(2)               3,160       4,132
 9.4% Subordinated notes paid October 1993                                             500
 85% Mortgage note due through 1997                                        140         175
- -------------------------------------------------------------------------------------------
  Total                                                                  3,300       4,807
Capital lease obligations(note J)                                        4,055       5,229
- -------------------------------------------------------------------------------------------
    Total long-term debt                                               $77,122     $82,651
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

(1) Interest rate is Marine Midland Bank prime rate.
(2) Interest rate is First City National Bank of Houston prime rate with a maximum of 11% and a minimum of 7%.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
O. Capital
- --------------------------------------------------------------------------------

   The Corporation's Tier 1 Risk-Based Capital Ratio at December 31, 1993 and 1992, was 9.57% and 9.69%, respectively. The Total Risk-Based Capital Ratio was 11.73% and 11.91% at December 31, 1993 and 1992, respectively. The leverage ratio at December 31, 1993 and 1992 was 7.56% and 7.24%, respectively. The minimum ratios for a Well Capitalized financial institution as designated by the FDIC Improvement Act of 1992 are 6.00%,10.00% and 5.00% for the Tier 1 Risk-Basked Capital Ratio, Total Risk-Based Capital Ratio and leverage ratio, respectively.
   Current banking laws and regulations place limitations on the ability of national banks to pay cash dividends in order to prevent capital impairment. The Corporation's subsidiary banks and subsidiary savings and loan are in compliance with the regulatory dividend limitation guidelines as of December 31, 1993. At December 31, 1993 and 1992, the subsidiaries had retained earnings of approximately $33.0 million and $51.3 million, respectively, available to pay dividends to the parent company without regulatory approval.
   On November 10, 1988, as part of the Subordinated Debenture (Debentures) issue discussed in Note N, the Corporation issued $55 million of Cancelable Mandatory Stock Purchase Contracts (Equity Contracts). The Equity Contract holders are required to purchase $55 million of the Corporation's common stock on May 10, 1998 at a price of $56.375 per share, but have the option to purchase all or a portion of the shares covered by the contract prior to May 10, 1998 at the same price per share. Payment for these shares may be made in cash or by surrender of the Debentures. The Equity Contract owners are not shareholders and do not have any of the rights or privileges of common stock shareholders. The number of common stock shares purchased pursuant to the Equity Contracts was 1,773, none and 443 during the years 1993, 1992 and 1991, respectively. All were purchased by the surrender of debentures.
   On April 19, 1988, the Corporation adopted a Rights Plan (Plan) to ensure that shareholders receive a fair price for their investment in the event of an acquisition of the Corporation. Under the Plan, shareholders were issued one Right for each of their shares which entitles them to purchase 1/100 of a share of a new series of the Corporation's Series B Junior Participating Preferred Stock.
   The Rights, which expire in 1998, have an exercise price of $170 (subject to adjustment) and will be exercisable only if a person or group acquires 20% or more of the Corporation's common stock, announces a tender offer for 30% or more of the common stock, or the Corporation's board of directors determines that any person or group that has acquired 15% or more of the Corporation's common stock is an "Adverse Person." The board of directors may redeem the Rights at $.05 per Right prior to the occurrence of any of the above events. If, after the occurrence of one of the above events, any entity becomes the beneficial owner of 25% or more of the Corporation's common stock, other than pursuant to certain tender or exchange offers described in the Plan or if the Board of Directors of the Corporation determines that any person or group that is the beneficial owner of 15 % or more of the Corporation's common stock is an Adverse Person, as specified in the Plan, each Right not owned by such person or any related party will entitle its holder to purchase, at the Right's then-current exercise price, shares of the Corporation's common stock having a value of twice the Right's exercise price. Following the occurrence of any such event, all Rights held by a 20% or more shareholder or an Adverse Person will be null and void. In addition, if after any person has become a 20% or more shareholder, the Corporation is involved in a merger or other business combination transaction with another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a value of twice the Right's exercise price.
   On March 22, 1988, the Corporation purchased from Marine Midland Banks, Inc. (Marine) warrants to acquire 1.7 million shares of the Corporation's common stock. Marine had originally acquired these warrants in 1985. In exchange for the warrants, Marine received $10 million in cash and 166,667 shares of a newly issued series of non-redeemable Cumulative Convertible Preferred Stock (Preferred Stock). The Preferred Stock paid an annual dividend equal to 6% of its stated value of $36 per share. Contractual provisions allowed Marine to convert the Preferred Stock into the Corporation's common stock before October 10, 1993. The amount of common stock issued upon conversion of the Preferred Stock was determined on the basis of a ratio of the then-current market to book value of the Corporation's common stock. In accordance with that formula, 120,000 to 660,000 shares of common stock could be issued upon conversion of the Preferred Stock. On March 31, 1993, Marine exercised their right to redeem the 166,667 shares of Preferred Stock for 120,000 shares of newly issued common stock.
   The Corporation is authorized, from time to time and in one or more series, to issue up to a total of six million shares of Preferred Stock, $10 par value, with terms, conditions, rights and preference to be determined by the Board of Directors prior to any such issuance.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
P. Employee Benefit Plans
- --------------------------------------------------------------------------------

STOCK OPTIONS
   In 1985, the Board of Directors granted an option to purchase 200,000 shares of the Corporation's common stock to its Chief Executive Officer. During 1992, this option was exercised in its entirety.
   Also in 1985, a proposal was approved by the shareholders establishing a stock option plan for certain of its employees (1985 Plan). The 1985 Plan was subsequently amended and restated in 1987 and 1991 by the shareholders and is now known as the Michigan National Corporation Stock Option and Performance Incentive Plan (the Plan).
   During 1991, the Plan was amended and restated to change the total number of shares authorized for issuance from 1,000,000 shares to 8% of the total number of the outstanding shares of the Corporation's common stock representing approximately 1,214,107 shares as of December 31, 1993. Of these shares, 424,611 have been granted and exercised, 636,116 are granted and outstanding, and 153,380 are available for future grant. The options granted under the Plan are not exercisable before one year or after 10 years of date of grant.
   Total shares immediately exercisable under stock options were 508,760; 498,153; and 680,446 at December 31, 1993, 1992 and 1991, respectively. The following is a summary of the activity with respect to stock options offered by the Corporation.

- ------------------------------------------------------------------------------------------
                                                    NUMBER OF                OPTION PRICE
                                                     SHARES                    PER SHARE
- ------------------------------------------------------------------------------------------
Outstanding, December 31, 1990                      860,760              $17.6875-$51.50
 Granted                                            123,500                  16 75-41 75
 Exercised                                           (7,033)                18.50-29.625
 Terminated

                                                    (97,660)                 18.50-51.50

Outstanding, December 31, 1991                      879,567                  16 75-51 50
 Granted                                              5,600                  42 00-44 75
 Exercised(1)                                      (266,073)               17.6875-40.50
 Terminated                                         (23,233)                 18.50-51.50

Outstanding, December 31, 1992                      595,861                  16.75-51.50
 Granted                                            192,450                  58.25-60.00
 Exercised                                         (147,340)                 18.25-51.50
 Terminated                                          (4,855)                 18.50-59.50

- ------------------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 1993                      636,116              $  16.75-$60.00
- ------------------------------------------------------------------------------------------

(1) Includes 200,000 shares exercised under the 1985 stock option granted to the Chief Executive Officer.

PENSION
   All eligible, salaried employees of the Corporation and its subsidiaries, are covered by a non-contributory, defined-benefit pension plan. Benefits under the plan are based on years of service and the highest average level of compensation for any five consecutive years out of the last ten years of service. The majority of plan assets are invested in fixed income U.S. Government obligations and equities, with the balance in limited partnerships and cash.
        The following is a summary of the components of net periodic pension costs for years ended December 31.


- ---------------------------------------------------------------------------------------------------
(in thousands)                                                1993          1992             1991
- ---------------------------------------------------------------------------------------------------
Service cost                                                $ 3,448       $ 2,794          $ 2,447
Interest cost                                                 4,598         4,009            3,538
Actual return on plan assets                                 (4,366)       (3,832)          (3,215)
Net amortization and deferral                                   829           819              820

- ----------------------------------------------------------------------------------------------------
 Net periodic pension cost                                  $ 4,509       $ 3,790          $ 3,590
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The "projected credit unit" method is used in the determination of accumulated benefits and periodic pension cost. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% and 8.5% at December 31, 1993 and 1992, respectively. The assumed rate of increase in future salaries was 5% at December 31, 1993 and 1992. The expected long-term rate of return on assets was 8.25% at December 31, 1993 and 1992. The net obligation at date of adoption is being recognized over 15 years on a straight-line basis. The unrecognized prior service cost is the result of plan amendments effective January 1, 1988, 1989, 1991, and 1993. This cost is being recognized on a straight-line basis over approximately 13 years, the average remaining service of employees. The Corporation's funding policy is to contribute annually within the range of tax deductible amounts after considering the minimum amount required by the Employee Retirement Income Security Act. The following table sets forth the plan's funded status and the prepaid pension cost recorded in the consolidated statement of condition.

- ------------------------------------------------------------------------------
DECEMBER 31 (in thousands)                           1993               1992
- ------------------------------------------------------------------------------
Actuarial present value of benefit obligations
 Vested benefit obligation                          $(49,021)         $(32,836)
 Non-vested benefit obligation                        (3,677)           (2,365)
- ------------------------------------------------------------------------------
 Accumulated benefit obligation                      (52,698)          (35,201)
Value of future pay increases                        (24,499)          (15,442)
- ------------------------------------------------------------------------------
 Projected benefit obligation                        (77,197)          (50,643)
Fair value of plan assets                             56,262            51,898
- ------------------------------------------------------------------------------
 Projected benefit obligation less
 than (in excess of) plan assets                     (20,935)            1,255
Unrecognized net obligation at date of adoption        4,852             5,459
Unrecognized prior service cost                        1,742             1,848
Unrecognized net loss (gain)                          20,054            (1,692)
- ------------------------------------------------------------------------------
 Prepaid pension cost                                $ 5,713           $ 6,870
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

        During the years ended December 31, 1993, 1992 and 1991 the Corporation recognized additional pension expense of $0.6 million, $0.4 million, and $1.0 million, respectively, for supplemental pension benefits. The unfunded recognized pension obligation for these benefits was $3.0 million and $1.7 million at December 31, 1993 and 1992, respectively. The December 31, 1993 liability balance of $3.0 million includes an "additional minimum liability" of $0.7 million recognized in accordance with the provisions of SFAS No. 87. The recognition of this liability was offset by the recognition of an "intangible asset" of $0.3 million and a reduction in stockholders' equity of $0.4 million. During 1992, the Corporation purchased individual deferred annuities to settle the December 31, 1992 accumulated benefit obligation of certain of the participants of the supplemental plans. The total cost of the annuities was $1.5 million and the settlement resulted in an approximate $0.3 million settlement gain determined in accordance with SFAS No. 88.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
   In 1985, the Corporation established an Employee Stock Ownership Plan and Trust (ESOP). The ESOP purchased 1.3 million newly-issued shares of common stock and the Corporation contributed an additional 6,035 shares of common stock to the ESOP.
   All employees are eligible to participate in the ESOP if employed by the Corporation or a participating subsidiary, after completion of the age and service requirements. An employee will be enrolled as a participant on the first "Enrollment Date" after reaching age 18 and completing 1,000 hours of service.
   The Corporation, when the plan was established, loaned the ESOP approximately $37.6 million to finance its purchase of the stock in exchange for a promissory note. The note, which bears interest at the prime rate, is to be repaid over 12 years using future Corporation contributions. The Corporation's initial contribution to the ESOP of 6,035 shares was made on behalf of all regular full-time employees age 18 or over as of July 10, 1985. This was equal to one share of Michigan National Corporation common stock for each eligible employee. Thereafter, the Corporation may make contributions to the plan in an amount determined by its Board of Directors. The contribution will be in amounts which, when added to the dividends received on the Corporation's shares owned by the ESOP, are at least enough to allow the ESOP to pay principal and interest on its loan. The Corporation contributed $3.0, $3.1 and $3.5 million in 1993, 1992 and 1991, respectively, to the ESOP.
   The note is shown as a reduction from shareholders' equity. The repayment terms are identical to those of a related borrowing by the Corporation from Marine Midland Bank, N.A. (See Note N). The Corporation made an annual principal payment of $2.8 million and interest payments of $1.0, $1.3 and $2.1 in 1993, 1992 and 1991, respectively, to Marine Midland Bank, N.A..

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Q. Postretirement Benefits

The Corporation provides certain health care and life insurance benefits for all of its retired employees who are eligible for a benefit under the pension plan, are at least age 55 and have at least 15 years of service. Effective January 1, 1993, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pension. SFAS No. 106 requires the Corporation to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Corporation previously expensed the cost of these benefits as claims were incurred. For each of the years ended December 31, 1992 and 1991, the Corporation recognized expense of $1.3 million for postretirement benefit claims paid. SFAS No. 106 allows immediate recognition of the cumulative effect of the liability (transition obligation)
in the year of adoption or amortization of the transition obligation over a period of up to twenty years. The Corporation has elected to recognize the January 1, 1993, accumulated benefit obligation of approximately $40.2 million over a period of twenty years. The Corporation's cash flows are not affected by implementation of this Statement, but implementation resulted in additional expense for the year ended December 31, 1993, of approximately $5.6 million.
- ------------------------------------------------------------------------------
The following is a summary of the components of net periodic postretirement costs for the year ended December 31, 1993, determined under the provisions of SFAS No. 106.
- ------------------------------------------------------------------------------

- -----------------------------------------------------------------------
(in thousands)
- -----------------------------------------------------------------------
Service cost                                                    $ 1,364
Interest cost                                                     3,536
Amortization of transition obligation                             2,012
- -----------------------------------------------------------------------
 Net periodic postretirement cost                               $ 6,912
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------

- -------------------------------------------------------------------------------
The following table sets forth the amount recorded in the December 31, 1993, consolidated statement of condition.
- -------------------------------------------------------------------------------

(in thousands)
- ------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation:
 Retirees                                                       $(27,617)
 Fully eligible active plan participants                          (6,004)
 Other active plan participants                                  (20,939)
- ------------------------------------------------------------------------
   Total                                                         (54,560)
 Unrecognized net loss                                            10,770
 Unrecognized transition obligation                               38,216
- ------------------------------------------------------------------------
 Accrued postretirement benefit liability                       $ (5,574)
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

For purposes of measuring the accumulated benefit obligation and periodic cost, a 14% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1993; the rate was further assumed to decline linearly over the next 15 years to 5.5%.
   A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by an estimated $6.1 million and the annual net periodic postretirement health care cost by an estimated $0.9 million. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1993, and 8.5% at January 1, 1993.
   The Corporation has not funded its postretirement obligation.
- ------------------------------------------------------------------------
R. Fair Value of Deposit Liabilities
- ------------------------------------------------------------------------
The estimated fair value of deposit liabilities was $8.8 billion and $9.0 billion at December 31, 1993 and 1992, respectively. The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, money market and checking accounts, is equal to the amount payable on demand as of December 31, 1993. The fair value of certificates of deposit is estimated by discounting their expected future cash flows using rates offered for deposits of similar remaining maturities as of the reporting date.
The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

S. Transactions with Related Parties

The Corporation's major subsidiaries had, and expect to have in the future, transactions with the Corporation's directors and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectability or present other unfavorable features.
The aggregate amount of such loans to persons who were related parties at December 31, 1993, approximated $97 million at the beginning and $113 million at the end of 1993. During 1993, advances and new loans to related parties approximated $82 million and payments approximated $39 million. In addition, the beginning balance was reduced by approximately $27 million for individuals who were directors or officers at December 31, 1992, but not at December 31, 1993. During 1992, advances and new loans to related parties approximated $134 million and payments approximated $116 million. The aggregate amount of such loans at January 1, 1992, approximated $79 million.

T. Other Expenses

- ------------------------------------------------------------------------------------------------------
The following details other expenses for the years ended December 31.
- ------------------------------------------------------------------------------------------------------
(in thousands)
- ------------------------------------------------------------------------------------------------------
                                                               1993             1992             1991
- ------------------------------------------------------------------------------------------------------
FDIC insurance                                              $ 21,798         $ 19,732          $18,210
Communications                                                 9,377            9,600            8,181
Stationery and supplies                                        9,944            9,090            8,390
Advertising                                                    8,154            4,121            4,555
Michigan single business tax                                   6,681            5,296            4,755
Postage                                                        6,236            5,899            5,411
Amortization of goodwill                                       1,137              873            2,377
Uncollected interest on early payoffs of
 loans serviced                                               11,965            7,543            1,612
Provision for foreclosure costs on
 loans serviced                                                4,275           12,653            4,569
Other                                                         38,325           32,197           35,892
- ------------------------------------------------------------------------------------------------------
        Total                                               $117,892         $107,004          $93,952
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

U. Legal Proceedings and Regulatory Matters

LEGAL PROCEEDINGS
The Corporation and certain of its subsidiaries are parties to routine legal proceedings arising in the normal course of their respective businesses. Management, after having consulted with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these routine proceedings, will not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.
   Also reference Note V for a discussion of certain tax contingencies.

REGULATORY MATTERS
As previously reported in August 1993, Michigan National Bank (MNB), the Corporation's principal banking subsidiary, entered into a Memorandum of Understanding (MOU) with the Central Office of the Comptroller of the Currency. Under the terms of the MOU, MNB agreed to review its management structure; risk management policies; and its mortgage banking business for the purpose of determining its appropriate role in MNB's strategic plan.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -------------------------------------------------------------------------------------------------------------------
V. Income Taxes
- -------------------------------------------------------------------------------------------------------------------
The following is a summary of the components of income tax expense for the year ended December 31:
- -------------------------------------------------------------------------------------------------------------------
(in thousands)                                                               1993                 1992         1991
- -------------------------------------------------------------------------------------------------------------------
Taxes estimated to be payable currently
 Federal taxes                                                          $  18,453            $  18,051      $17,711
 State taxes                                                                  972                  808          919
 Tax benefits associated with IOBOC which were
  first applied to reduce goodwill on the IOBOC acquisition                                                      34
 FDlC's share of current tax benefits
  associated with IOBOC                                                     2,829                3,752        2,946
- -------------------------------------------------------------------------------------------------------------------
         Subtotal                                                          22,254               22,611       21,610
- -------------------------------------------------------------------------------------------------------------------
Deferred Federal taxes (benefit)
 Deferred tax (benefit), exclusive of the
  effects of the other components listed below                            (10,971)             (19,343)      (9,998)
 Change in the valuation allowance for
  deferred tax assets                                                     (13,290)               3,384
- -------------------------------------------------------------------------------------------------------------------
         Subtotal                                                         (24,261)             (15,959)      (9,998)
- -------------------------------------------------------------------------------------------------------------------
 Total Income Tax Expense                                                $ (2,007)           $   6,652      $11,612
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

As discussed in Note A, the Corporation adopted SFAS No. 109 as of January
1, 1992. The cumulative effect of this change in accounting for income taxes of $6.3 million was determined as of January 1, 1992 and was reported separately in the consolidated statement of income for the year ended December 31, 1992. Prior years' financial statements were not restated to apply the provisions of SFAS No. 109.
As previously reported, the significant components of the net tax effects of changes in temporary differences reflected in the deferred tax expense for the years ended December 31, 1991 is as follows:

- -------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                  1991
- -------------------------------------------------------------------------------------------------------------------
Provision for possible credit losses                                          $(5,755)
Lease financing                                                                  (703)
Amortization of purchased mortgage servicing                                    3,700
Deferred net (gains) losses                                                    (9,030)
All others                                                                      1,790
- -------------------------------------------------------------------------------------------------------------------
 Total                                                                        $(9,998)
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

   Significant deferred tax assets and liabilities as of December 31, 1993 and 1992 arising from temporary differences and carryforwards are as follows:

                                                                     1993                    1992
- -------------------------------------------------------------------------------------------------------------------
(in thousands)                                                  Asset      Liability     Asset       Liability
- -------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                        $ 66,847      $10,503     $ 59,218      $ 7,722
Net operating loss (NOL) carryforward, net
 of estimated FDIC sharing (see Note E)                       29,598                    35,856
IOBOC pre-acquisition net operating loss
 (NOL) carryforwards, net of estimated FDIC
  sharing (see Note E)                                        40,462                    40,958
Alternative minimum tax credit carryforward, net of
 estimated FDIC sharing (see Note E)                          26,902                    22,600
All others                                                    28,440       14,802       24,137       19,074
- -------------------------------------------------------------------------------------------------------------------
         Subtotal                                            192,249       25,305      182,769       26,796
Valuation allowance                                          (70,059)                  (83,349)
- -------------------------------------------------------------------------------------------------------------------
 Total deferred taxes                                       $122,190      $25,305     $ 99,420      $26,796
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

    A valuation allowance has been provided for net operating loss carryforwards because of the uncertainty surrounding their realization.

   The income tax expense was different than the amount computed using the U.S. statutory income tax rate (35% for 1993, 34% for 1992 and 1991) as a result of the following:

- -------------------------------------------------------------------------------------------------------------------
thousands)                                                                   1993         1992         1991
- -------------------------------------------------------------------------------------------------------------------
Expected income tax                                                         $ 7,615      $ 22,596     $ 20,979
Increases (reductions) in income tax expense resulting from:
 Tax-exempt assistance received by IOBOC and related transactions-net of
   FDlC sharing                                                              (8,471)      (12,742)     (19,317)
 Alternative minimum tax-net of alternative minimum tax credit                                          12,117
 Other tax-exempt income                                                     (2,447)       (2,984)      (3,945)
 Change in statutory tax rate                                                (1,429)
 Provision for tax contingencies                                              2,263           480          192
 State income tax provision                                                     686           609          678
 Goodwill amortization                                                          398           297          808
 Others                                                                        (622)       (1,604)         100
- -------------------------------------------------------------------------------------------------------------------
      Total income tax expense                                              $(2,007)      $ 6,652     $ 11,612
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- ------------------------------------------------------------------------------
   At December 31, 1993, the Corporation has NOL carryforwards for federal income tax purposes of approximately $169 million arising in the years 1989, 1990 and 1991. These carryforwards will expire in the years 2004, 2005 and 2006, respectively. As discussed below, in August 1993, the Internal Revenue Code was amended retroactively to March 4, 1991, for certain losses and deductions related to IOBOC. As a result of this retroactive change in law, the Corporation's NOL carryforwards were reduced by approximately $42 million. In addition NOL carryforwards of approximately $231 million were acquired and are available at December 31, 1993, to offset only the future taxable income of IOBOC. These carryforwards expire through 2003. The Corporation also has alternative minimum tax credit carryforwards for tax purposes of approximately $17.6 million which are available to reduce future federal regular income taxes over an indefinite period. Benefits derived from the utilization of these carryforwards are subject to sharing by the FDIC, see Note E for a discussion of tax benefit sharing under the Assistance Agreement.
   On March 4, 1991, the U.S. Department of Treasury (Treasury) issued a report to the United States Congress announcing for the first time that the Treasury has determined that an expense or loss of an assisted institution that is incurred on the sale or write-down of certain assets should not be deductible for federal income tax purposes to the extent the expense or loss is reimbursed through assistance payments from the federal government (covered losses). The report recognizes that certain inconsistencies exist between the position taken in the report and prior Treasury positions and acknowledges potential contrary interpretations of the law. The report urges "Congressional clarification" of these issues and further indicates that the Internal Revenue Service (IRS) is prepared to challenge and litigate, if necessary, the deductibility of these expenses and covered losses.
   The Internal Revenue Code (IRC) was amended as of August of 1993 to provide, among other things, that FSLIC Assistance received for losses realized on the disposition or write-down of covered assets shall be treated for tax purposes as compensation for the loss, thus reducing or eliminating any tax loss with respect to the asset. Furthermore, future assistance must be considered when determining the extent a debt is currently worthless, hence reducing the amount of any addition a taxpayer may claim to the tax bad debt reserve. This change applies to FSLIC assistance credited on or after March 4, 1991, for assets disposed of and charge-offs made in tax years ending on or after March 4, 1991. Congressional history to this provision indicates that no inference is intended as to prior law or as to the treatment of any item to which the IRC amendment does not apply.
   Despite these recent IRC amendments, Treasury has not expressed a change of opinion with respect to the deductibility of expenses and covered losses realized prior to the effective date of the amendments to the IRC. The Corporation has claimed deductions of this nature. It is presently impossible to determine how, if at all, such deductions will be affected. In the unlikely event that all of these deductions are disallowed, future earnings would be adversely impacted by approximately $23 million. In addition, approximately
$169 million of net operating loss carryforwards would be eliminated.
   The Corporation continues to believe that its tax position with respect to these deductions is correct and proper and it will vigorously defend them against any challenge by the IRS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -------------------------------------------------------------------------------
W. Industry Segment Information
- -------------------------------------------------------------------------------
   The Corporation operates in two industry segments (as defined by Statement of Financial Accounting Standards (SFAS) No. 14, Financial Reporting for
Segments of a Business Enterprise). The two industry segments are the mortgage banking industry and the financial institutions industry. Following is a presentation of the revenues, operating profits and identifiable assets for the years ended December 31, 1993, 1992 and 1991.
   The intercompany income/(expense) presented below represents interest expense incurred by the mortgage banking business on its line of credit with the Corporation's bank subsidiary less interest income paid to the mortgage banking business by the bank subsidiary for investment earnings from deposit relationships brought to the bank by the mortgage banking servicing business.
In addition, intercompany income/(expense) includes operating expenses incurred by the mortgage banking business for services provided by the bank subsidiary (principally data processing services) and by the parent company (principally general administrative services).
   In addition, the mortgage banking business maintains escrow and custodial funds which are on deposit with the Corporation's principal banking subsidiary, MNB, and therefore are reflected in the total liabilities of the financial institution business segment. Those deposit balances were approximately $469 million and $501 million at December 31, 1993 and 1992, respectively.
   The off-balance sheet mortgage servicing portfolio is described in the Mortgage Banking Activities section of Note A. As presented below, the percentage of the off-balance sheet mortgage servicing portfolio that is comprised of servicing from loans originated by the mortgage banking business was significantly greater at December 31, 1993 than in prior years. Servicing from originated loans does not have a purchased mortgage servicing intangible asset associated with it.


- ----------------------------------------------------------------------------------------------------------------
                                                         MORTGAGE BANKING               FINANCIAL INSTITUTIONS
- ----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31
(in thousands)                                      1993          1992      1991       1993      1992      1991
- ----------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for possible credit losses                     $   25,315    $  25,278 $   6,947  $ 336,296 $ 305,163 $ 275,552
Non-interest income                                 95,280       81,015    66,298    155,152   147,464   119,768
Gain from sale of mortgage servicing rights          9,324        5,799     7,102
Amortization of Capitalized Excess
  Service Fees                                     (18,926)      (9,485)   (3,129)
Amortization of Purchased Mortgage
 Servicing Rights                                 (104,998)     (53,000)  (19,656)
Other non-interest expense                         (83,193)     (79,810)  (46,336)  (392,494) (355,966) (344,844)
- ----------------------------------------------------------------------------------------------------------------
Income before taxes                             $  (77,198)    $(30,203) $ 11,226  $  98,954 $  96,661 $  50,476
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
Intercompany income/(expense) included
 in income before taxes                         $  (42,862)    $(50,058) $(34,995) $  42,862 $  50,058 $  34,995
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
AT DECEMBER 31
(in millions)
- ----------------------------------------------------------------------------------------------------------------
Total identifiable assets                          $ 1,001     $  1,327  $    869   $ 10,122  $ 10,605  $ 10,581
Intercompany assets included in total
 identifiable assets                                   (15)         (20)      (17)      (935)   (1,249)     (783)
- ----------------------------------------------------------------------------------------------------------------
Assets after intercompany eliminations             $   986     $  1,307  $    852   $  9,187  $  9,356  $  9,798
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
Mortgage Servicing Portfolio:
 Total                                             $ 9,569     $ 14,188  $ 14,084
 Originated servicing as a percentage
   of the total                                         41%          28%       14%
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------














- ----------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED CORPORATION
- ----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31
(in thousands)                                        1993         1992        1991
- ----------------------------------------------------------------------------------------------------------------
Net interest income after provision for
 possible credit losses                          $ 361,611    $ 330,441   $ 282,499
Non-interest income                                250,432      228,479     186,066
Gain from sale of mortgage servicing rights          9,324        5,799       7,102
Amortization of Capitalized Excess Service Fees    (18,926)      (9,485)     (3,129)
Amortization of Purchased Mortgage
 Servicing Rights                                 (104,998)     (53,000)    (19,656)
Other non-interest expense                        (475,687)    (435,776)   (391,180)
- ----------------------------------------------------------------------------------------------------------------
Income before taxes                              $  21,756    $  66,458   $  61,702
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
Intercompany income/(expense) included in
 income before taxes
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
AT DECEMBER 31
(in millions)
Total identifiable assets                        $  11,123    $  11,932   $  11,450
Intercompany assets included in total
 identifiable assets                                  (950)      (1,269)       (800)
- ----------------------------------------------------------------------------------------------------------------
Assets after intercompany eliminations           $  10,173    $  10,663   $  10,650
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
Mortgage Servicing Portfolio:
 Total                                           $   9,569    $  14,188   $  14,084
 Originated servicing as a percentage
   of the total                                         41%          28%         14%
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------


   Certain prior period amounts were restated to conform to current period presentation.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- ---------------------------------------------------------------------------------------------------------------------------
X. Parent Company Financial Information
- ---------------------------------------------------------------------------------------------------------------------------
Condensed Parent Company Only Statement of Condition
- ---------------------------------------------------------------------------------------------------------------------------
December 31    (in thousands)                                           1993           1992
- ---------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash                                                               $    187      $    254
 Short-term investments                                               71,584        90,459
 Loans                                                                    40            60
 Receivables from subsidiaries                                         2,348         8,032
 Investment in bank and savings and loan subsidiaries                834,394       840,473
 Investment in nonbank subsidiaries                                   22,042        9,969
 Premises and equipment, net                                         11,002        13,308
 Other assets                                                        32,071        21,607
- ---------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                $973,668      $984,162
- ---------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Other liabilities                                                   88,311      $105,772
 Long-term debt and capital lease obligations                        69,767        72,615
- --------------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                           158,078       178,387
 Shareholders' equity                                               815,590       805,775
- --------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $973,668      $984,162
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------------
Condensed Parent Company Only Statement of Income
- ---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (in thousands)                                                             1993       1992      1991
REVENUES
 Dividends from bank and savings and loan subsidiaries                                        $ 40,500    $20,000   $40,000
 Service fees and interest from subsidiaries                                                    34,337     45,056    44,967
 Other                                                                                           8,619      9,371     9,490
- ---------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                                                         83,456     74,427    94,457
- ---------------------------------------------------------------------------------------------------------------------------
EXPENSES
 Interest on debt                                                                                5,797      6,017     6,770
 Salaries, wages and employee benefits                                                          23,157     22,954    23,789
 Service fees paid to subsidiaries                                                               6,752      4,955     6,956
 Other operating expenses                                                                       15,079     16,351    14,928
- ---------------------------------------------------------------------------------------------------------------------------
         TOTAL EXPENSES                                                                         50,785     50,277    52,443
- ---------------------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in undistributed earnings of subsidiaries                 32,671     24,150    42,014
Federal income tax provision (benefit)                                                          (5,485)    (9,460)   (6,474)
Equity in undistributed earnings of subsidiaries:
 Banks and savings and loan                                                                     18,780     25,841     1,683
 Nonbanks                                                                                      (33,173)       355       (81)
- ---------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in accounting principle                             23,763     59,806    50,090
Cumulative effect of a change in accounting principle                                                       6,265
- ---------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                                                           $ 23,763    $66,071   $50,090
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------
Certain prior period amounts were reclassified to conform to current period presentation.



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT

- --------------------------------------------------------------------------------
Condensed Parent Company Only Statement of Cash Flows
- --------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
Year Ended December 31 (in thousands)                                           1993          1992        1991
- -----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $  23,763      $  66,071    $  50,090
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
 Undistributed earnings of subsidiaries                                       14,391        (26,196)      (1,602)
 Depreciation and amortization                                                 2,619          3,159        3,334
 Gain on sale of premises and equipment                                          (18)          (208)         (86)
 (Increase) decrease in operating assets:
 Trading account securities                                                    1,269        (12,101)          26
 Receivables from subsidiaries                                                 5,683           (778)         203
 Investment in subsidiaries                                                  (20,385)        (1,308)     (16,277)
 Accrued interest receivable                                                      36            106          168
 Other assets                                                                (23,383)           928          587
 Increase (decrease) in operating liabilities:
 Accrued interest payable                                                        (36)          (106)        (168)
 Other liabilities                                                            (4,706)         3,610       (7,500)
 Other, net                                                                      (12)          (235)        (677)
- -------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $   (779)     $  32,942    $  28,098
- -------------------------------------------------------------------------------------------------------------------
Investing Activities
Payments for:
 Purchase of premises and equipment                                         $   (591)      $ (1,711)    $ (2,963)
 Purchase of investment securities                                                          (24,421)
 Purchase of subsidiaries                                                                    (3,214)
Proceeds from:
 Sale of investment securities to subsidiary bank                             24,421
 Sale of premises and equipment                                                   41            225          257
Net (increase) decrease in:
 Interest-bearing deposits with banks                                         (6,815)        19,025        1,935
 Loans                                                                            20             20        2,009
- ------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          $  17,076       $(10,076)   $   1,238
- ------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments for:
 Long-term debt and capital lease obligations                              $  (2,848)      $ (2,751)    $ (2,817)
 Common stock dividends                                                      (22,618)       (29,573)     (29,266)
 Preferred stock dividends                                                       (90)          (360)        (360)
Proceeds from issuance of:
 Common stock                                                                  6,392          6,939          614
Proceeds from ESOP trust                                                       2,800          2,800        2,800
- ------------------------------------------------------------------------------------------------------------------
 NET CASH USED BY FINANCING ACTIVITIES                                     $ (16,364)      $(22,945)    $(29,029)
- ------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                            $     (67)      $    (79)    $    307
CASH AT BEGINNING OF YEAR                                                        254            333           26
- ------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                        $     187      $     254     $    333
- ------------------------------------------------------------------------------------------------------------------

                         INDEPENDENT AUDITORS REPORT

[LOGO]

Shareholders and Board of Directors
Michigan National Corporation

   We have audited the accompanying consolidated statements of financial condition of Michigan National Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of Michigan National Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michigan National Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
   As discussed in the summary of significant accounting policies, Michigan National Corporation changed its method of accounting for postretirement benefits effective January 1, 1993 in order to conform with Statement of Financial Accounting Standard No. 106. The Corporation changed its method of accounting for income taxes effective January 1, 1992 in order to conform with Statement of Financial Accounting Standard No. 109.

/s/ Deloitte & Touche

Detroit, Michigan
Feberuary 15, 1994

                           SHAREHOLDER INFORMATION

 The Corporation's common stock is traded on the NASDAQ over-the-counter market, and as of December 31, 1993, there were approximately 8,800 holders of record.
   The following table shows the high and low closing market values by quarter for the last two years. The quotations represent actual transactions and do not reflect retail markups, markdowns or commissions.

- ----------------------------------------------------------------------------------
                                            CLOSING MARKET:          CASH DIVIDEND
                                          HIGH              LOW          PER SHARE
- ----------------------------------------------------------------------------------
1993
First Quarter                          $64 1/4              $50               $.50
Second Quarter                          61 5/8               52                .50
Third Quarter                           59 7/8           54 1/2                .50
Fourth Quarter                          62 3/4           57 1/2                (a)
- ----------------------------------------------------------------------------------
1992
First Quarter                          $51 1/4              $42               $.50
Second Quarter                              51               44                .50
Third Quarter                           50 3/8           43 1/2                .50
Fourth Quarter                          52 1/4               44                .50
- ----------------------------------------------------------------------------------

(a) A fourth quarter 1993 dividend of $0.50 per share was declared January 19, 1994, payable to shareholders of record as of February 1, 1994. This does not represent a change in the Corporation's dividend policy, but rather a change only in the timing of the dividend declaration.

HEADQUARTERS
Michigan National Corporation
27777 Inkster Road
Farmington Hills, MI 48334
(810) 473-3000

ANNUAL MEETING
Tuesday, April 19, 1994
10:00 A.M. EST
Auditorium of Michigan
National Corporation Headquarters

MICHIGAN NATIONAL CORPORATION STOCK
Michigan National Corporation common stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotations (NASDAQ) National Market System under the symbol "MNCO."

GENERAL SHAREHOLDER CORRESPONDENCE
(Inquiries related to disbursement of dividends, replacement of lost certificates, and address changes): First Chicago Trust Company of New York P.O. Box 2500 Jersey City, New Jersey 07303-2500 1-(800)-628-8585

STOCK TRANSFERS
First Chicago Trust Company of New York P.O. Box 2506 Jersey City, New Jersey 07303-2506 1-(800)-628-8585

DIVIDEND REINVESTMENT PLAN
Automatic reinvestment of dividends and voluntary cash purchases of Michigan National Corporation common stock are available without brokerage commissions or service fees. Please direct requests for a Dividend Reinvestment Plan brochure and any inquiries related to the Plan to: First Chicago Trust Company of New York Dividend Reinvestment Plan P.O. Box 2598 Jersey City, New Jersey 07303-2598 1-(800)-628-8585

VOLUNTARY CASH PURCHASE PAYMENTS
First Chicago Trust Company of New York Dividend Reinvestment Plan P.O. Box 13531 Newark, New Jersey O7188-0001 1-(800)-628-8585

ADDITIONAL SHAREHOLDER INFORMATION
Please direct inquiries to:
Michigan National Corporation
Investor Relations Department
P.O. Box 9065
Farmington Hills, MI 48333-9065
(810) 473-3076

                   SELECTED QUARTERLY FINANCIAL INFORMATION

- ---------------------------------------------------------------------------------------------------------------------------------
                                                              1993                                      1992
- --------------------------------------------------------------------------------------------------------------------------------
                                              FOURTH      THIRD    SECOND      FIRST      FOURTH    THIRD     SECOND     FIRST
                                             QUARTER     QUARTER   QUARTER    QUARTER    QUARTER   QUARTER    QUARTER    QUARTER
- --------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
(in thousands)
Interest income                             $169,447    $176,053  $177,591  $ 171,142   $187,187  $190,379   $199,971  $201,536
Interest expense                              67,616      72,646    73,682     78,678     84,274    89,385     99,258   105,045
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest income                          101,831     103,407   103,909     92,464    102,913   100,994    100,713    96,491
Provision for possible credit losses           7,000       8,000    12,494     12,506     15,317    18,571     18,418    18,364
Non-interest income                           67,763      65,966    55,674     51,427     66,826    52,859     51,462    53,646
Non-interest expense                         130,463     135,852   138,187    176,183    141,210   122,651    112,291   112,624
- ---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense       32,131      25,521     8,902   (44,798)     13,212    12,631     21,466    19,149
Income tax provision (benefit)                  (501)     (1,506)                          1,322     1,078      2,247     2,005
- ---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) before cumulative
 effect of accounting change                  32,632      27,027     8,902   (44,798)     11,890    11,553     19,219    17,144
Cumulative effect of
 accounting change                                                                                                        6,265
- ---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $ 32,632    $ 27,027  $  8,902  $(44,798)   $ 11,890  $ 11,553   $ 19,219  $ 23,409
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
- ---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $   2.13    $   1.77  $   0.58  $   (3.00)    $ 0.78    $ 0.76     $ 1.28    $ 1.56
Cash dividends declared                            -(1)     0.50      0.50       0.50       0.50      0.50       0.50      0.50
Book value end-of-period                       53.74       51.66     50.19      50.11      53.65     53.51      53.15     52.53
Market value end-of-period                     57.50       58.88     56.50      60.00      51.25     44.00      46.25     51.25
Closing market value: high                     62.75       59.88     61.63      64.25      52.25     50.38      51.00     51.25
Closing market value: low                      57.50       54.50     52.00      50.00      44.00     43.50      44.00     42.00
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
SELECTED PERIOD-END BALANCES
 (in millions)
 Total Assets                               $ 10,173    $ 10,395  $ 10,517  $  10,442   $ 10,663  $ 10,705   $ 10,656  $ 10,928
 Earning Assets                                9,135       8,932     9,388      9,291      9,540     9,507      9,633     9,813
 Total loans and lease financing,
   net of unearned income                      6,671       6,697     6,929      6,534      6,731     6,788      6,620     6,744
 Non-performing Assets                           255         276       290        293        304       309        323       327
 Deposits                                      8,623       8,555     8,613      8,582      8,975     8,699      8,639     8,936
 Long-term debt                                   77          78        81         82         83        83         93        90
 Shareholders' equity                            816         781       759        757        806       798        790       777
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
SELECTED AVERAGE BALANCES
(in millions)
 Total assets                               $ 10,249    $ 10,390  $ 10,372  $  10,184   $ 10,658  $ 10,471   $ 10,808  $ 10,606
 Earning assets                                9,156       9,292     9,255      9,117      9,529     9,405      9,768     9,547
 Total loans and lease financing,
   net of unearned income                      6,681       6,880     6,742      6,477      6,737     6,560      6,786     6,716
 Deposits                                      8,709       8,610     8,718      8,550      8,867     8,687      8,852     8,677
 Long-term debt                                   77          79        82         82         83        88         94        90
 Shareholders' equity                            791         770       766        810        806       801        784       773
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
 Return on average
   shareholders' equity                        16.50%      14.04%     4.65%   (22.13%)      5.90%     5.77%      9.80%    12.11%
 Return on average total assets                 1.27        1.04      0.34     (1.70)       0.45      0.44       0.71      0.88
 Average equity to average
   total assets                                 7.72        7.41      7.38       7.95       7.56      7.65       7.25      7.29
 Allowance to period-end loans                  2.86        2.82      2.68       2.79       2.61      2.56       2.50      2.37
 Non-performing assets to total loans
   (net of unearned income) plus
   property from defaulted loans
   and discontinued operations, net             3.77        4.05      4.11       4.38       4.42      4.44       4.78      4.75
 Net interest spread                            3.77        3.84      3.95       3.67       3.92      3.87       3.73      3.69
 Net interest margin                            4.64        4.65      4.74       4.38       4.67      4.62       4.49      4.45
 Equity to asset ratio (period end)             8.02        7.51      7.22       7.25       7.56      7.45       7.41      7.11
 Leverage ratio                                 7.56        7.09      6.90       7.12       7.24      7.27       7.02      7.10
 Tier 1 risk-based capital ratio                9.57        9.01      8.79       9.12       9.69      9.54       9.76      9.56
 Total risk-based capital ratio                11.73       11.16     10.99      11.34      11.91     11.76      12.04     11.83
 Dividend payout ratio                             -(1)    28.25     86.21        N/M      64.10     65.79      39.06     32.05
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

(1) A fourth quarter 1993 dividend of $0.50 per share was declared January 19, 1994, payable to shareholders of record as of February 1, 1994. This does not represent a change in the corporation's dividend policy, but rather a change only in the timing of the dividend declaration.

    N/M = not meaningful.

    Certain prior period amounts have been reclassified to conform to current period presentation.

    Previously reported amounts for the three months ended September 30, 1993 and June 30, 1993, have been restated to reflect the effects of postponing the recognition of a second quarter sale of servicing rights for accounting purposes.

                        CONSOLIDATED SUMMARY OF INCOME

- -----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31
(in thousands)                                 1993       1992      1991       1990       1989       1988
- -----------------------------------------------------------------------------------------------------------
Interest Income
 Short-term investments                     $  17,115  $  19,047 $  32,125  $  28,122  $  43,052  $  42,170
 Investment and trading securities             98,271    133,943   146,656    204,020    147,747     94,773
 Loans and lease financing                    555,841    588,567   667,713    741,975    834,539    736,045
 Note receivable-FSLIC                         23,009     37,516    60,020     80,266     81,669
- -----------------------------------------------------------------------------------------------------------
    Total Interest Income                     694,236    779,073   906,514  1,054,383  1,107,007    872,988

Interest Expense
 Interest-bearing deposits                    271,059    342,889   477,748    592,431    642,280    399,449
 Short-term borrowings                         15,179     28,145    51,684     96,834     75,580     75,775
 Long-term debt                                 6,387      6,928     8,083      9,368     10,634      2,800
- -----------------------------------------------------------------------------------------------------------
    Total Interest Expense                    292,625    377,962   537,515    698,633    728,494    478,024

    Net Interest Income                       401,611    401,111   368,999    355,750    378,513    394,964
Provision for possible credit losses           40,000     70,670    86,500     73,082    128,481     62,555
- -----------------------------------------------------------------------------------------------------------
    Net Interest Income after
      Provision for Possible
      Credit Losses                           361,611    330,441   282,499    282,668    250,032    332,409

Other Operating Income
 Service charges                              132,150    132,900   118,756    106,946    116,202    114,019
 Trust and investment
   services income                             19,522     17,877    15,481     15,790     14,569     14,265
 Gains (losses) from sale of
   mortgage servicing rights                    9,324      5,799     7,102      5,958        (56)
 Securities gains (losses)                      6,139      9,249     1,755        979    (11,652)     2,561
 Gain on sale of credit card portfolio                                                   225,003
 Other income                                  73,695     58,968    46,945     46,069     37,437     36,014
- -----------------------------------------------------------------------------------------------------------
    Total Other Operating
      Interest Income                         240,830    224,793   190,039    175,742    381,503    116,859

Other operating expenses
 Salaries and wages                           182,298    165,547   146,709    155,354    154,437    146,001
 Other employee benefits                       51,204     44,870    43,193     38,320     35,102     35,572
 Net occupancy expense                         29,941     29,123    29,353     26,539     29,237     26,056
 Equipment                                     41,631     38,296    37,072     36,838     41,794     37,457
 Outside services                              34,218     28,707    24,511     29,045     35,337     30,187
 Defaulted loan expense, net                   18,503     22,229    16,390     14,396      5,337      3,388
 Amortization of purchased
   mortgage servicing rights                  104,998     53,000    19,656     14,573     17,990      9,535
 Other expenses                               117,892    107,004    93,952     85,852    105,105     80,647
- -----------------------------------------------------------------------------------------------------------
    Total Other Operating Expenses            580,685    488,776   410,836    400,917    424,339    368,843
- -----------------------------------------------------------------------------------------------------------
    Income (Loss) Before
      Income Taxes                             21,756     66,458    61,702     57,493    207,196    130,425

Income tax provision (credit)                  (2,007)     6,652    11,612      9,479     28,257     37,271
- -----------------------------------------------------------------------------------------------------------
    Income before cumulative
      effect of a  change in
      accounting principle                     23,763     59,806    50,090     48,014    178,939     93,154
Cumulative effect of a change
 in accounting principle                                   6,265                           8,325
- -----------------------------------------------------------------------------------------------------------
    Net income (Loss)                        $ 23,763   $ 66,071  $ 50,090   $ 48,014  $ 187,264   $ 93,154
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform with the current period presentation.

                              EMPLOYMENT AGREEMENT


         THIS AGREEMENT, is entered into this 17th day of November, 1993, between Michigan National Corporation, ("Employer") and Douglas E. Ebert, ("Employee").

         WHEREAS, Employer wishes to avail itself of Employee's experience and management skills in connection with the operation of Employer's business; and

         WHEREAS, the Employee desires to be employed by Employer as an executive officer.

         NOW, THEREFORE, for the reasons set forth above, and in consideration of the promises and conditions set forth herein, Employer and Employee agree as follows:


                                  ARTICLE ONE
                                   EMPLOYMENT

         1.1 Employer hereby employs and hires Employee as its Chief Operating Officer. Employee accepts and agrees to such hiring and employment, subject to the general supervision and pursuant to the orders, advice, and direction of Employer. Employee shall perform all duties as are customarily performed by one holding such position in other, or similar, businesses or enterprises as that engaged in by Employer, and shall also additionally render such other and unrelated services and duties as may be assigned to him from time-to-time by Employer. Employee further agrees to perform such services and act in such executive capacity as the Board of Directors of Employer shall from time-to-time direct including, but not limited to, Chief Operating Officer of Michigan National Bank, its principal banking subsidiary.

         1.2 Employee agrees that he will at all times and to the best of his ability, experience, and talents, perform all of the duties that may be required of him pursuant to the express and implied terms hereof, to the satisfaction of Employer. Such duties shall be rendered at the principal offices of Employer.

         1.3 Employee agrees that he will at all times observe and be bound by all resolutions, policies or rules, in any form whatsoever, heretofore or hereafter adopted by Employer that are generally applicable to Employer's officers and employees including, but not limited to, those existing resolutions, policies or rules concerning conflicts of interest and transactions in the securities of Employer.

                                  ARTICLE TWO
                               TERM; TERMINATION

         2.1 The initial term of this Agreement shall be three (3) years to conclude on December 31, 1996 ("Term"), which may be extended for an additional one-year period at the discretion of the Board of Directors of Employer at the end of the first and second years of the Term of this Agreement. Upon termination of this Agreement, Employee's employment may continue on an "at will" basis.

         2.2 This Agreement and Employee's employment hereunder may be terminated by resolution of the Board of Directors of Employer or by mutual written agreement between Employer and Employee at any time during the Term of this Agreement whereupon Employee shall be entitled to continue to receive his Base Salary, as defined in Section 4.1 hereof, for the remaining Term of the Agreement, which shall be paid periodically as though his employment is continued under this Agreement ("Salary Continuation"), but shall not be entitled to the continuation of any other benefit whatsoever under this Agreement. Provided, however, that Employee will continue to receive any pension benefits to which he may be entitled pursuant to Section 5.3 hereof for services rendered prior to the termination of this Agreement. Furthermore, Employee agrees that any Salary Continuation will be reduced by any earnings from Employment in any other capacity during the period of the Salary Continuation.

         2.3 This Agreement may also be terminated for any reason whatsoever by Employee by giving ninety (90) days prior written notice to Employer. If Employee elects to terminate this Agreement, all compensation and benefits of any nature whatsoever shall terminate as of the effective date of the termination of this Agreement. Provided, however, that Employee will continue to receive any pension benefits to which he may be entitled pursuant to Section
5.3 hereof for services rendered prior to the termination of this Agreement.


                                 ARTICLE THREE
                            EMPLOYMENT RESTRICTIONS

         3.1 Employee shall devote substantially all of his attention, knowledge, and skills solely to the business and interests of Employer. During the Term of this Agreement, Employee shall not participate directly or indirectly, as partner, officer, director, advisor, employee or in any other capacity with any other organization or business without the express written consent of the Board of Directors of Employer.

                                  ARTICLE FOUR
                                  COMPENSATION

         4.1 Employer agrees to compensate employee for services to be rendered pursuant to this Agreement in the following manner:

             (a) Employee shall receive an annual base salary of Four Hundred Fifty Thousand ($450,000) Dollars ("Base Salary"), which shall be adjusted annually in accordance with Employer's policy on merit salary increases.

             (b) Employee shall participate in any bonus program participated in generally by the Employer's executive officers.

             (c) At time of hire, Employee will receive a one-time lump sum payment of Seventy-Five Thousand ($75,000) Dollars.

             (d) Upon election to Employer's Board of Directors, Employee will be granted options to purchase One Hundred Thousand (100,000) shares of Employer's common stock which options will include, but not be limited to, the following provisions:

                   -- The option price will be the average of the closing bid and asked prices for such stock as of the date Employee is elected to the Board of Directors;

                   --    The options will be 100% vested as of the grant date;

                   --    The date of expiration will be ten (10) years and one
                         (1) day after the date of grant;

                   -- Employee will have 365 days after the date of termination of actual employment by reason of retirement, death, or disability to exercise the options;

                   -- In the event of termination by Employer, Employee will have six months from the date of termination to exercise the options; and

                   -- The options are nontransferable other than by will or by the laws of descent and distribution.

             (e) Employer will reimburse Employee for any loss incurred upon the sale of Employee's current principal residence, including brokerage fees, up to One Hundred Thousand ($100,000) Dollars. In the alternative, Employee may elect to be covered under Employer's current Relocation Policy.

             (f) The Board of Directors of Employer is currently reviewing its existing Change in Control Severance Agreements with certain of its executive officers. Employee will be provided with the benefits afforded by any Change in Control Severance Agreements with any executive officers of Employer.


                                  ARTICLE FIVE
                               EMPLOYEE BENEFITS

         5.1 During the Term of this Agreement, Employer shall provide certain fringe benefits to Employee, pursuant to such general policies and procedures of Employer as adopted or amended from time-to-time in its sole discretion by the Board of Directors of Employer. Employee shall also be entitled to participate in such other plans or arrangements as the Board of Directors of Employer may hereafter, in its sole discretion, adopt and approve or change with respect to incentive compensation, deferred compensation and/or retirement benefits for any salary grade of employees, which includes Employee.

         5.2 Employee will be provided with pension benefits equal to 50% of the average of the three highest years of total compensation, including base wages and corporate bonus, with benefits beginning at age sixty (60). The pension benefits will have a ten (10) year vesting cycle with 0% vesting for the first two (2) years, 30% vesting after three (3) years, and 10% vesting each year for years four (4) through ten (10). Any benefits received from Social Security or from any qualified pension plan will reduce the pension benefits payable under this Agreement.


                                  ARTICLE SIX
                            CONFIDENTIAL INFORMATION

         6.1 Employee agrees, during the Term of his employment, to treat as confidential all memoranda, notes, computer software, records, data, statistics, figures, customer information, manner of operations, plans, or other documents or information not publicly available or generally known, made or compiled or obtained by Employee, or made available or disclosed to Employee, during his employment concerning the business of Employer ("Confidential Information"). The parties hereto stipulate the Confidential Information is important, material, and confidential, and gravely affects the effective and successful conduct of the business of Employer, and Employer's goodwill. Any breach of the terms of this Section of the Agreement by Employee shall be deemed a material breach.

         6.2 Employee agrees that, during the Term of his employment, he will not use such Confidential Information for his own use, advantage or benefit or for the use, advantage or benefit of any person, corporation, partnership or association whatsoever ("Persons"). Employee further agrees upon termination for any reason, that he will continue to treat as privileged any such Confidential Information, and will not release any such Confidential Information to any Persons, whether by statement, deposition or as witness, except upon written authority of Employer or as may be required by law.

         6.3 Employee agrees that during the Term of his employment, Employee shall not at any time or in any manner, either directly or indirectly, divulge, disclose, duplicate, communicate or otherwise make available to any Persons in any manner whatsoever, any such Confidential Information. Employee further agrees that he will not allow any Persons to copy, reproduce or disclose, in whole or in part, in any manner, any such Confidential Information.

         6.4 Notwithstanding the foregoing, Employee shall only use, disclose, communicate or duplicate any such Confidential Information in a manner consistent with or as required to fulfill the terms of his employment.


                                 ARTICLE SEVEN
                      SURRENDER OF RECORDS ON TERMINATION

         7.1 Upon termination of employment for whatever reason, Employee shall immediately return to Employer all of Employer's property, including any such Confidential Information, as defined in Section 6, used by Employee in fulfilling the terms of his employment, that is in Employee's possession or under his control.


                                 ARTICLE EIGHT
                                 MISCELLANEOUS

         8.1 Employee expressly acknowledges that the limitations contained in this Agreement are reasonable and properly required for the adequate protection of the business of Employer. It is the intention of the parties hereto that the provisions of this Agreement be enforced to the fullest extent permissible under all applicable laws and public policies, but that the unenforceability or the modification to conform with such laws or public policies of any provision contained herein shall not render unenforceable or impair the remainder of this Agreement. Accordingly, if any provision of this Agreement shall be determined to be invalid, illegal or unenforceable, in any respect, this Agreement shall be deemed amended to delete or modify, as necessary, the invalid or unenforceable provisions, to alter the balance of this Agreement in order to render the same valid and enforceable and the legality, validity and enforceability of the remaining provisions contained in this Agreement shall not in any way be affected or impaired thereby.

         8.2 Moreover, if any one or more of the provisions of this Agreement is for any reason held excessively broad, it shall be construed or rewritten so as to be enforceable to the extent of the greatest protection to Employer compatible with applicable law.

         8.3 This Agreement is entered into in the State of Michigan and shall be construed and interpreted according to the statutes, rules of law and court decisions of such State.

         8.4 This Agreement may be amended, modified or superseded only by an agreement, in writing, and signed by an authorized Executive Officer of Employer and Employee.

         8.5 No waiver or any breach of any term or provision of this Agreement shall be construed to be a waiver of any preceding or succeeding breach of the same or any other term or provision. Any waiver must be in writing signed by the party waiving any such breach to be effective.

         8.6 Employee expressly consents to the jurisdiction of the courts of the State of Michigan and in the event of any dispute arising under this Agreement, further expressly agrees to accept service of process by certified mail, return receipt requested, to his last known address.

         8.7 The headings of Sections are inserted only for the purposes of convenient reference and shall not be deemed to govern, limit, modify, or in any other manner affect the meaning or intent of any of the provisions of this Agreement.

         8.8 All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be sufficiently given if and when mailed by registered or certified mail, return receipt requested, or personally delivered to the party entitled thereto at the address stated below or to such other address as the addressee may indicate by similar notice:

                 To Employer:     Robert J. Mylod, Chairman
                                  Michigan National Corporation
                                  27777 Inkster Road
                                  P.O. Box 9065
                                  Farmington Hills, MI  48333-9065

                 To Employee:     Douglas E. Ebert
                                  27777 Inkster Road
                                  P.O. Box 9065
                                  Farmington Hills, MI 48333-9065

         8.9 This Agreement constitutes the entire agreement between the parties and shall be binding upon and inure to the benefit of the parties hereto and their legal representatives, heirs, successors and assigns, provided that Employee shall have no right to assign, pledge or otherwise dispose of or transfer any interest in this Agreement without the prior written consent of Employer.

         8.10 Nothing contained herein shall limit any other rights Employer has at law in connection with Employee's obligations to Employer, all of which are preserved.


                                  ARTICLE NINE
                         AGREEMENTS OUTSIDE OF CONTRACT

         9.1 This Agreement contains the complete agreement concerning the employment arrangement between the parties and shall, as of the effective date hereof, supersede all other agreements between the parties. The parties stipulate that neither of them has made any representation with respect to the subject matter of this Agreement or any representations including the execution and delivery hereof except such representations as are specifically set forth herein, and each of the parties hereto acknowledges that he or it has relied on its own judgment in entering into this Agreement. The parties hereto further acknowledge that any payments or representations that may have heretofore been made by either of them to the other are of no effect and that neither of them has relied thereon in connection with his or its dealings with the other.

         IN WITNESS WHEREOF, the undersigned have caused this Agreement to be executed as of the day and year first above written.


                                             MICHIGAN NATIONAL CORPORATION


                                             By: /s/ ROBERT J. MYLOD
                                                 -------------------------
                                                 Robert J. Mylod
                                                 Chairman



                                             By: /s/ DOUGLAS E. EBERT
                                                 --------------------------
                                                 Douglas E. Ebert

                              EMPLOYMENT AGREEMENT


  THIS AGREEMENT, is entered into this 2nd day of March, 1994, between Michigan National Bank, a national banking association, ("Employer") and Joseph J. Whiteside ("Employee").

  WHEREAS, the Employee has considerable knowledge and experience relating to banking and the operations of financial institutions;

  WHEREAS, Employer wishes to avail itself of Employee's experience and management skills in connection with the operation of Employer's business; and

  WHEREAS, the Employee desires to be employed by Employer as an officer.

  NOW, THEREFORE, for the reasons set forth above, and in consideration of the promises and conditions set forth herein, Employer and the Employee agree as follows:

                                  ARTICLE ONE
                                   EMPLOYMENT

  1.1 Employer hereby employs and hires Employee as a Executive Vice President, Chief Financial Officer and Cashier for Michigan National Bank. In addition, Employee will be appointed Executive Vice President and Chief Financial Officer of Employer's holding company, Michigan National Corporation. Employee accepts and agrees to such hiring and employment, subject to the general supervision and pursuant to the orders, advice, and direction of Employer. Employee shall perform all duties as are customarily performed by one holding such position in other, or similar, businesses or enterprises as that engaged in by Employer, and shall also additionally render such other and unrelated services and duties as may be assigned to him from time to time by Employer. Employee further agrees to perform such services and act in such executive capacity as the Board of Directors of Employer shall direct.

  1.2 Employee agrees that he will at all times to the best of his ability, experience, and talents, perform all of the duties and services that may be required of him pursuant to the express and implied terms hereof, to the reasonable satisfaction of Employer. Such duties shall be rendered at the principal offices of Employer or at such other place or places as Employer and Employee may mutually agree to conduct the business of Employer.

  1.3 Employee shall make available to Employer all information related to duties and services performed under this Agreement of which Employee shall have any knowledge and shall make all suggestions and recommendations that will be of mutual benefit to Employer and himself.

  1.4 Employee agrees to adhere strictly to any and all rules and regulations established by Employer as may be amended from time to time, including but not limited to rules and regulations set forth in any compliance or procedures manual prepared by Employer. Employee further agrees to adhere strictly to all of the rules, regulations and reporting requirements of any applicable governmental agencies, including but not limited to, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission, the Comptroller of the Currency and the State of Michigan.

                                  ARTICLE TWO
                               TERM; TERMINATION

  2.1 The initial term of this Agreement shall be three (3) years to conclude on March 31, 1997 ("Term"), which may be extended for an additional one-year period at the discretion of the Board of Directors of Employer at the end of the first and second years of the Term of this Agreement. Upon termination of this Agreement, Employee's employment may continue on an "at will" basis.

  2.2 This Agreement and Employee's employment hereunder shall terminate before the end of the Original Term upon the happening of any of the following events:

       (a) Mutual written agreement between Employer and Employee to terminate Employee's employment.

       (b) Resolution of the Board of Directors of Employer pursuant to 12 USC 24 (Fifth).

  2.3 If this Agreement is terminated because of the occurrence of the events listed in sections 2.2(a) or 2.2(b), then Employee shall be entitled to receive the balance of the compensation remaining under this Agreement, or the standard corporate severance package, whichever is greater.

  2.4 The provisions of Sections 2.2-2.3 notwithstanding, this Agreement may be terminated during the Original Term for any reason by either party on ninety
(90) days written notice to the other. If Employee shall so terminate this Agreement, he shall not be entitled to any further compensation whatsoever, after the effective date of his resignation. If Employer shall so terminate this Agreement, Employee shall be entitled to the balance of the compensation remaining under this Agreement or the standard corporate severance package, whichever is greater.

                                 ARTICLE THREE
                            EMPLOYMENT RESTRICTIONS

  3.1 Employee shall devote substantially all of his business time, attention, knowledge, and skills solely to the business and interest of Employer.
Employer shall be entitled to all of the benefits, profits or other issues arising from or incident to all work, services, and advice of Employee, and Employee shall not, during the term hereof, be interested directly or indirectly, in any manner, as partner, officer, director, advisor, employee or in any other capacity in any other financial institution (including bank holding company, commercial bank, savings bank, savings and loan association or credit union) during the term of this employment.

                                  ARTICLE FOUR
                                  COMPENSATION

  4.1 Employer agrees to compensate Employee for services to be rendered pursuant to this Agreement in the following manner:

       (a) Employee shall receive an annual base salary of Two Hundred Seventy-Five Thousand ($275,000.00) Dollars ("Base Salary") as compensation for the performance of his duties under Section 1.1 of this Agreement. Such Base Salary shall be adjusted annually in accordance with Employer's policy on merit salary increases.

       (b) Employee will be eligible to receive bonus compensation under the Michigan National Corporation bonus program as adopted by the Board of Directors. The maximum bonus opportunity will be 50% of Employee's annual base salary.

       (c) Employee shall receive a one-time lump sum payment of $35,000.00, payable within ten (10) days after his date of hire.

       (d) Employee shall be provided with a Supplemental Executive Retirement Plan which will provide pension benefits equal to 40% of Employee's highest average total compensation for the three consecutive years out of the last ten calendar years of employment. The Agreement will have a ten year vesting schedule with 0% vesting for the first two years, 30% vesting after three years and 10% vesting each year for years four through ten. These benefits will be offset by any benefits available under the Michigan National Qualified Pension Plan, Social Security and any single premium annuity purchased on Employee's behalf by the Corporation under the terms of the Pension Agreement.

       (e) Employee shall be granted 25,000 options on Michigan National Corporation Stock with the option price based on the closing price of the stock on Employee's date of hire. The options will be 100% vested as of the date of grant.

       (f) Employee will also be eligible for a Country Club membership of his chose, full relocation benefits and eligibility under all of the appropriate Michigan National Welfare and Deferred benefits.

                                  ARTICLE FIVE
                               EMPLOYEE BENEFITS

  5.1 During the term of this Agreement, Employer shall provide certain fringe benefits to Employee, including vacation days, stock options, country club membership, Employee life insurance policy, pursuant to such general policies and procedures of Employer as adopted or amended from time to time in its sole discretion by the Board of Directors of Employer. Employee shall also be entitled to participate in such other plans or arrangements as the Board of Directors of Employer may hereafter, in its sole discretion, adopt and approve or change with respect to incentive compensation, deferred compensation and/or retirement benefits for Employee or any class of Employees including Employee. All such benefits shall be terminated by Employer upon the termination of this Agreement.

  5.2 Employee shall be reimbursed for all reasonable business expenses incurred by him in connection with the conduct of Employer's business for which he furnishes appropriate documentation and which has been approved in accordance with Company policy.

                                  ARTICLE SIX
                            CONFIDENTIAL INFORMATION

  6.1 Employee agrees, during the term of his employment, to treat as confidential all memoranda, notes, computer software, records, data, statistics, figures, customer information, manner of operations, plans, or other documents or information not publicly available or generally known, made or compiled or obtained by Employee, or made available or disclosed to Employee, during his employment concerning the business of Employer ("Confidential Information"). The parties hereto stipulate the Confidential Information is important, material, and confidential, and gravely affects the effective and successful conduct of the business of Employer, and Employer's goodwill. Any breach of the terms of this Section of the Agreement by Employee shall be deemed a material breach.

  6.2 Employee agrees that, during the term of his employment he will not use such Confidential Information for his own use, advantage or benefit or for the use, advantage or benefit of any person, corporation, partnership or association whatsoever ("Persons"). Employee further agrees upon termination for any reason, that he will continue to treat as privileged any such Confidential Information, and will not release any such Confidential Information to any Persons, whether by statement, deposition or as witness, except upon written authority of Employer or as may be required by law.

  6.3 Employee agrees that during the term of his employment Employee shall not at any time or in any manner, either directly or indirectly, divulge, disclose, duplicate, communicate or otherwise make available to any Persons in any manner whatsoever, any such Confidential Information. Employee further agrees that he will not allow any Persons to copy, reproduce or disclose, in whole or in part, in any manner any such Confidential Information.

   6.4 Notwithstanding the foregoing, Employee shall only use, disclose, communicate or duplicate any such Confidential Information in a manner consistent with or as required to fulfill the terms of his employment.

                                 ARTICLE SEVEN
                      SURRENDER OF RECORDS ON TERMINATION

  7.1 Upon termination of employment for whatever reason, Employee shall immediately return to Employer, all of Employer's property, including any such Confidential Information, as defined in Article Six, used by Employee in fulfilling the terms of his employment, that is in Employee's possession or under his control.

                                 ARTICLE EIGHT
                                 MISCELLANEOUS

  8.1 Employee expressly acknowledges that the limitations contained in this Agreement are reasonable and properly required for the adequate protection of the business of Employer. It is the intention of the parties hereto that the provisions of this Agreement, be enforced to the fullest extent permissible under all applicable laws and public policies, but that the unenforceability or the modification to conform with such laws or public policies of any provision contained herein shall not render unenforceable or impair the remainder of this Agreement. Accordingly, if any provision of this Agreement shall be determined to be invalid, illegal or unenforceable, in any respect, this Agreement shall be deemed amended to delete or modify, as necessary, the invalid or unenforceable provisions, to alter the balance of this Agreement in order to render the same valid and enforceable and the legality, validity and enforceability of the remaining provisions contained in this Agreement shall not in any way be affected or impaired thereby.

  8.2 If, moreover, any one or more of the provisions of this Agreement is for any reason held excessively broad, it shall be construed or rewritten so as to be enforceable to the extent of the greatest protection to Employer compatible with applicable law.

  8.3 This Agreement is entered into in the State of Michigan and shall be construed and interpreted according to the statutes, rules of law and court decisions of such State.

  8.4 This Agreement may be amended or modified or superseded only by an agreement, in writing, and signed by an authorized Executive Officer of Employer and Employee.

  8.5 No waiver or any breach of any term or provision of this Agreement shall be construed to be a waiver of any preceding or succeeding breach of the same or any other term or provision. Any waiver must be in writing signed by the party waiving any such breach to be effective.

  8.6 Employee expressly consents to the jurisdiction of the courts of the State of Michigan and in the event of any dispute arising under this Agreement further expressly agrees to accept service of process by certified mail, return receipt requested, to his last known address.

  8.7 The headings of articles are inserted only for the purposes of convenient reference and shall not be deemed to govern, limit, modify, or in any other manner affect the meaning or intent of any of the provisions of this Agreement or the Agreement itself.

  8.8 All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be sufficiently given if and when mailed by registered or certified mail, return receipt requested, or personally delivered to the party entitled thereto at the address stated below or to such other address as the addressee may indicate by similar notice:

         To Employer:              Robert J. Mylod
                                   Michigan National Corporation
                                   27777 Inkster Road
                                   P. O. Box 9065
                                   Farmington Hills, MI  48333-9065

         To Employee:              Joseph J. Whiteside
                                   Michigan National Corporation
                                   27777 Inkster Road
                                   P. O. Box 9065
                                   Farmington Hills, MI  48333-9065

  8.9 This Agreement constitutes the entire agreement between the parties and shall be binding upon and inure to the benefit of the parties hereto and their legal representatives, heirs, successors and assigns, provided that Employee shall have no right to assign, pledge or otherwise dispose of or transfer any interest in this Agreement or any payments hereunder without the prior written consent of Employer.

  8.10 Nothing contained herein shall limit any other rights Employer has at law in connection with Employee's obligations to Employer, all of which are preserved.

                                  ARTICLE NINE
                         AGREEMENTS OUTSIDE OF CONTRACT

  9.1 With the exception of an Executive Change in Control Agreement, Stock Option Agreement and an Executive Pension Agreement, this Agreement contains the complete agreement concerning the employment arrangement between the parties and shall, as of the effective date hereof, supersede all other agreements between the parties. The parties stipulate that neither of them has made any representation with respect to the subject matter of this Agreement or any representations including the execution and delivery hereof except such representations as are specifically set forth herein, and each of the parties hereto acknowledges that he or it has relied on its own judgment in entering into this Agreement. The parties hereto further acknowledge that any payments or representations that may have heretofore been made by either of them to the other are of no effect and that neither of them has relied thereon in connection with his or its dealings with the other.

                                  ARTICLE TEN
                    MICHIGAN NATIONAL CORPORATION GUARANTEE

  10.1 If Michigan National Bank's compensation obligations under this Agreement are rendered void by any court or regulatory agency with jurisdiction over Michigan National Bank, then the compensation obligations will be fulfilled by Michigan National Corporation, the holding company of Michigan National Bank.

  IN WITNESS WHEREOF, the undersigned have caused this Agreement to be executed as of the day and year first above written.

                                         MICHIGAN NATIONAL BANK
                                         a national banking association

                                         By: /s/ ROBERT J. MYLOD
                                             ---------------------------
                                             Robert J. Mylod

                                         Title:  Chairman



                                         By: /s/ JOSEPH J. WHITESIDE
                                             ---------------------------
                                             Joseph J. Whiteside

                                         Date:  3/4/94
                                              --------------------------

SCHEDULE OF DIFFERENCES IN KEY PROVISIONS OF THE REFERENCED PENSION AGREEMENTS

====================================================================================================================
|              ITEM             |             (10q.)                     |             (10t.)                     |
|                               |      DOUGLAS E. EBERT   *              |    JOSEPH J. WHITESIDE    *            |
- --------------------------------------------------------------------------------------------------------------------
|  Effective Date               |            1/10/94                     |            3/11/94                     |
- --------------------------------------------------------------------------------------------------------------------
|  Pension Goal                 |  50% of the average of the three       |  40% of the average of the three       |
|                               |  highest consecutive years total       |  highest consecutive years total       |
|                               |  compensation.                         |  compensation.                         |
- --------------------------------------------------------------------------------------------------------------------
|  Offsets                      |  Pension goal less benefits under      |  Pension goal less benefits under      |
|                               |  the qualified plan, social security   |  the qualified plan, social security   |
|                               |  and the amount of the pretax          |  and the amount of the pretax          |
|                               |  equivalent of any single              |  equivalent of any single              |
|                               |  premium annuity purchased on          |  premium annuity purchased on          |
|                               |  the employee's behalf by the          |  the employee's behalf by the          |
|                               |  corporation under the terms           |  corporation under the terms           |
|                               |  of this agreement.                    |  of this agreement.                    |
- --------------------------------------------------------------------------------------------------------------------
|  Normal Retirement Age        |  60                                    |  62                                    |
- --------------------------------------------------------------------------------------------------------------------
|  Early Retirement Age         |  58                                    |  None                                  |
- --------------------------------------------------------------------------------------------------------------------
|  Early Retirement Deduction   |  2% for each year prior to             |  N/A                                   |
|                               |  age 60.                               |                                        |
- --------------------------------------------------------------------------------------------------------------------
|  Vesting                      |  0% for the first three years,         |  0% for the first three years,         |
|                               |  30% after year 3, 10% for             |  30% after year 3, 10% for             |
|                               |  years 4 through 10.                   |  years 4 through 10.                   |
|                               |                                        |                                        |
- --------------------------------------------------------------------------------------------------------------------
|  Change in Control            |  None                                  |  None                                  |
|                               |                                        |                                        |
|                               |                                        |                                        |
- --------------------------------------------------------------------------------------------------------------------
|  Form of Payment              |  Monthly for life.  If he dies,        |  Monthly for life.  If he dies,        |
|                               |  monthly payments will be              |  monthly payments will be              |
|                               |  made to the surviving                 |  made to the surviving                 |
|                               |  spouse during her lifetime.           |  spouse during her lifetime.           |
|                               |                                        |                                        |
- --------------------------------------------------------------------------------------------------------------------
|  Surviving Spouse             |  Must be age 55 to receive             |  Must be age 62 to receive             |
|                               |  benefit.                              |  benefit.                              |
- --------------------------------------------------------------------------------------------------------------------
|  Funding                      |  From general assets, a trust          |  From general assets, a trust          |
|                               |  or an annuity.  Currently             |  or an annuity.  Currently             |
|                               |  unfunded status.                      |  unfunded status.                      |
|                               |                                        |                                        |
- --------------------------------------------------------------------------------------------------------------------

   * DOCUMENT OMITTED. This pension agreement is substantially identical in all material respects, except as indicated above, to the pension agreement between Michigan National Corporation and Richard C. Webb dated January 1, 1991, as amended March 5, 1992. The latter pension agreement was filed in Item 14 (c) (10) (p) of the December 31, 1992 Form 10-K and is incorporated herein by reference.

ITEM 14(C)21.  SUBSIDIARIES OF THE REGISTRANT

MNC operates two national banks, Michigan National Bank and Lockwood National Bank of Houston, which are national banking associations established and organized under the laws of the United States. MNC operates one Texas banking corporation, First State Bank and Trust Company, organized under the laws of the State of Texas. MNC has one savings bank, IOBOC, a federally chartered stock savings bank. MNC's eight active non-banking subsidiaries are incorporated as follows: Lockwood Banc Group, Inc., Independence One Investment Services Corporation, Bloomfield Hills Bancorp, Inc., Independence One Asset Management Corporation, and MNC Operation And Services, Inc. under the laws of the State of Michigan; MNC Leasing Company and Independence One Holding Company under the laws of the State of Delaware; and Independence One Life Insurance Company under the laws of the State of Arizona.

[LOGO]


                                                                      EXHIBIT 23
INDEPENDENT AUDITORS' CONSENT


Michigan National Corporation:

We consent to the incorporation by reference in the following Registration Statements of Michigan National Corporation (MNC) of our report dated February 15, 1994 appearing in this Annual Report on Form 10-K of MNC for the year ended December 31, 1993:

                REGISTRATION
   FORM         STATEMENT NO.     DESCRIPTION
   S-3           33-58644         $150,000,000 of Debt Securities at a rate to be determined, filed as a shelf registration

   S-3           33-24751         $55,000,000 of 8% Redeemable Subordinated Debentures
                                  and Cancellable Mandatory Stock Purchase Contracts

   S-8           33-22542         250,000 shares of Common Stock of MNC (MNC
                                  Employees' Stock Bonus Plan, 401-(k) account)

   S-3           33-22430         656,787 shares of Common Stock of MNC proposed to be
                                  disposed of by Marine Midland Bank Inc.

   S-8           33-18943         1,303,045 shares of Common Stock of MNC (MNC
                                  Employee Stock Ownership Plan)

   S-8           33-17222         500,000 shares of Common Stock of MNC (MNC Stock
                                  Option and Performance Incentive Plan)

   S-8           33-4515          500,000 shares of Common Stock of MNC (MNC 1985
                                  Stock Option Plan)


DELOITTE & TOUCHE


March 28, 1994

[LOGO]                                      93

FORM 10-K SIGNATURES                               February 23, 1994

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         _____________________________
                         Michigan National Corporation
                                  (Registrant)

/s/ ROBERT J. MYLOD
_____________________________
Robert J. Mylod
Chairman, President and
Chief Executive Officer


/s/ ERIC D. BOOTH
_____________________________
Eric D. Booth
Chief Financial Officer

/s/ ROBERT V. PANIZZI
_____________________________
Robert V. Panizzi
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity as its directors:

/s/ DANIEL T. CARROLL           /s/ ROBERT J. MYLOD
___________________________     ___________________________
Daniel T. Carroll               Robert J. Mylod


/s/ JOHN S. CARTON              /s/ WILLIAM F. PICKARD
___________________________     ___________________________
John S. Carton                  William F. Pickard


/s/ DOUGLAS E. EBERT            /s/ STANTON KINNIE SMITH, JR.
___________________________     ___________________________
Douglas E. Ebert                Stanton Kinnie Smith, Jr.


/s/ SIDNEY E. FORBES            /s/ WALTER H. TENINGA
___________________________     ___________________________
Sidney E. Forbes                Walter H. Teninga


/s/ SUE L. GIN                  /s/ RICHARD T. WALSH
___________________________     ___________________________
Sue L. Gin                      Richard T. Walsh


/s/ MORTON E. HARRIS            /s/ JAMES A. WILLIAMS
___________________________     ___________________________
Morton E. Harris                James A. Williams


/s/ GERALD B. MITCHELL
___________________________
Gerald B. Mitchell