Form 10-Q
period 1994-03-31
MICHIGAN NATIONAL CORP
filed 1994-05-16
CIK 65660

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C., 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED  MARCH 31, 1994

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   ___________   to  __________


Commission file number           0-7186


                         MICHIGAN NATIONAL CORPORATION
      (Exact name of registrant as specified in its  charter)

           Michigan                            38-0111135
  (State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)

                 27777 Inkster Road, Farmington Hills, MI 48334
                    (Address of principal executive offices)

                                 (810) 473-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Common stock outstanding at April 30, 1994 - 15,205,663 SHARES

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES



                                   FORM 10-Q
                                     INDEX




PART I.  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
 CONSOLIDATED STATEMENT OF INCOME:
   THREE MONTHS ENDED MARCH 31, 1994 AND 1993                     1

 CONSOLIDATED STATEMENT OF CONDITION:
   MARCH 31, 1994 AND DECEMBER 31, 1993                           3

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY:
   THREE MONTHS ENDED MARCH 31, 1994 AND 1993                     5

 CONSOLIDATED STATEMENT OF CASH FLOWS:
   THREE MONTHS ENDED MARCH 31, 1994 AND 1993                     6

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     16

PART I   EXHIBIT                                                 45

PART II.  OTHER INFORMATION                                      46

ITEM 1.    LEGAL PROCEEDINGS                                     46

ITEM 6.(A) EXHIBITS                                              46


SIGNATURES                                                       47

 MICHIGAN NATIONAL CORPORATION                  CONSOLIDATED STATEMENT OF INCOME
 AND SUBSIDIARIES

- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                            THREE MONTHS ENDED       INCREASE
                                                                                                 MARCH 31           (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                           1994            1993
- - -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Federal funds sold and resale agreements                                               $4,752          $4,089           $663
  Interest-bearing deposits with banks                                                    2,276             974          1,302
  Money market investments                                                                   74              44             30
  Investment securities available for sale                                                3,532           2,022          1,510
  Investment securities held to maturity                                                 16,356          22,501         (6,145)
  Trading securities                                                                      1,009           1,765           (756)
  Loans and lease financing, including related fees                                     126,529         133,575         (7,046)

  Income from covered assets                                                                                  7             (7)
  FDIC assistance                                                                                            25            (25)
- - -------------------------------------------------------------------------------------------------------------------------------
    TOTAL GUARANTEED YIELD ON COVERED ASSETS                                                                 32            (32)
  Note receivable-FDIC                                                                    3,889           6,140         (2,251)
- - -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                158,417         171,142        (13,388)

INTEREST EXPENSE
  Money market accounts                                                                  14,153          15,713         (1,560)
  Savings deposits                                                                        6,776           7,215           (439)
  Time deposits < $100,000                                                               35,004          43,817         (8,813)
  Time deposits > $100,000                                                                6,192           9,446         (3,254)
  Short-term borrowings                                                                   2,762           4,381         (1,619)
  Long- term debt                                                                         1,536           1,636           (100)
  FDIC assistance                                                                        (3,286)         (3,530)           244
- - -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                63,137          78,678        (15,541)
   NET INTEREST INCOME                                                                   95,280          92,464          2,153
   PROVISION FOR POSSIBLE CREDIT LOSSES                                                   6,000          12,506         (6,506)
- - -------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE CREDIT LOSSES                                                               89,280          79,958          8,659
- - -------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                         32,830          29,017          3,813
 Trust and investment services income                                                     5,080           5,143            (63)
 Mortgage banking gains, net                                                              4,746             998          3,748
 Investments available-for-sale gains, net                                                                5,968         (5,968)
 Other income                                                                            10,862          10,301            561
- - -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                            53,518          51,427          2,091

NON-INTEREST EXPENSE
 Salaries and wages                                                                      46,107          44,560          1,547
 Other employee benefits                                                                 15,208          12,990          2,218
 Net occupancy expense                                                                    7,652           7,337            315
 Equipment expense                                                                       10,319          10,714           (395)
 Outside services                                                                         7,755           7,735             20
 Defaulted loan expense, net                                                                (71)          3,480         (3,551)
 Amortization of purchased mortgage servicing rights                                      5,386          59,340        (53,954)
 Other expenses                                                                          25,734          30,027         (4,293)
- - --------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                          118,090         176,183        (58,093)
- - --------------------------------------------------------------------------------------------------------------------------------
    INCOME (LOSS) BEFORE INCOME TAXES                                                    24,708         (44,798)        69,506
     Income tax provision (Note I)                                                        6,424                          6,424
- - -------------------------------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                                                   $18,284        ($44,798)       $63,082
- - --------------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------------


The Consolidated Statement of Income is continued on the next page.

 MICHIGAN NATIONAL CORPORATION                 CONSOLIDATED STATEMENT OF INCOME
 AND SUBSIDIARIES                                          continued

- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                         THREE MONTHS ENDED          INCREASE
                                                                                                 MARCH 31           (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                           1993            1992
- - -------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE                                                        $1.19          ($3.00)         $4.19
- - -------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                                        15,377          14,942            435
- - -------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                  $0.50           $0.50
- - --------------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

MICHIGAN NATIONAL CORPORATION               CONSOLIDATED STATEMENT OF CONDITION
AND SUBSIDIARIES

                                                                       March 31,         December 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                   1994               1993
- - -------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                                                     $504,354           $518,080
 Federal funds sold and resale agreements                                     604,600            483,000
- - -------------------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                          1,108,954          1,001,080

 Interest-bearing deposits with banks                                         377,023            121,445
 Money market investments                                                      11,776             11,513
 Investment securities available for sale (amortized cost of
  $236,872 and $893 at 03/31/94 and 12/31/93, respectively) (Note C)
    Mortgage-backed securities                                                138,979
    U.S. Government and other securities                                      104,440                893
 Investment securities held to maturity, (market value of $1,173,713 and $1,343,659 at 03/31/94 and 12/31/93, respectively) (Note C)
    Mortgage-backed securities                                                791,425            983,765
    U.S. Government and other securities                                      381,399            330,008
 Trading securities                                                            97,186             70,113

 Residential mortgages held for sale (Note D)                                 342,061            583,056
 Loans and lease financing (Note D)                                         5,979,221          6,106,829
- - -------------------------------------------------------------------------------------------------------------
   Total Loans and Lease Financing                                          6,321,282          6,689,885
   Unearned income                                                            (25,868)           (18,619)
   Allowance for possible credit losses                                      (194,521)          (190,992)
- - -------------------------------------------------------------------------------------------------------------
   Net Loans and Lease Financing                                            6,100,893          6,480,274

 Note receivable-FDIC                                                         348,930            462,535
 Premises and equipment, net                                                  192,663            199,142
 Due from customers on acceptances                                                573                612
 Accrued income receivable                                                     74,661             77,347
 Purchased mortgage servicing rights, net                                      45,363             49,389
 Capitalized excess service fees, net                                           6,885              6,869
 Property from defaulted loans and other real estate owned, net                80,928             98,066
 Other assets                                                                 266,597            279,757
- - -------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                          $10,128,675        $10,172,808
- - -------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------


The Consolidated Statement of Condition is continued on the next page.

MICHIGAN NATIONAL CORPORATION               CONSOLIDATED STATEMENT OF CONDITION
AND SUBSIDIARIES                                        continued

                                                                       MARCH 31,         DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                   1994               1993
- - -------------------------------------------------------------------------------------------------------------
LIABILITIES
  Non-interest bearing demand deposits                                     $1,822,329         $1,995,940
  Interest-bearing deposits:
     Money market accounts                                                  2,196,869          2,195,670
     Savings deposits                                                       1,200,945          1,183,280
     Time deposits < $100,000                                               2,523,825          2,597,669
     Time deposits > $100,000                                                 670,332            650,677
- - -------------------------------------------------------------------------------------------------------------
     Total Deposits                                                         8,414,300          8,623,236

 Short-term borrowings (Note E)                                               418,733            293,293
 Customer acceptances outstanding                                                 573                612
 Accrued liabilities                                                          386,764            362,955
 Long-term debt                                                                76,752             77,122
- - -------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                       9,297,122          9,357,218

  Contingencies and Commitments (Notes F and G)

SHAREHOLDERS' EQUITY
  Common stock,  $10 par value, authorized  50,000,000 shares                 152,038            151,764
  Surplus                                                                     196,233            195,466
  Retained earnings                                                           494,239            483,572
  Net unrealized gains on investment
      securities available for sale (Note C)                                    4,255
  Note receivable-ESOP                                                        (15,212)           (15,212)
- - -------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                831,553            815,590
- - -------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $10,128,675        $10,172,808
- - -------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------

 Common stock outstanding                                                  15,203,744         15,176,336
- - -------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------




                See Notes to Consolidated Financial Statements

MICHIGAN NATIONAL CORPORATION                 CONSOLIDATED STATEMENT OF CHANGES
AND SUBSIDIARIES                              IN SHAREHOLDERS' EQUITY


- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Net
                                                                                              unrealized
                                                                                                 gain on
                                                                                              investment
                                         Convertible                                          securities         Note
                                           Preferred       Common                  Retained    available   Receivable
(in thousands)                                 Stock        Stock      Surplus     Earnings     for sale         ESOP        Total
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1993                      $6,000     $149,079     $185,759     $482,949                  ($18,012)    $805,775
 Net income                                                                         (44,798)                               (44,798)
 Common stock issued, net                                     743        2,644                                               3,387
 Cash dividends
    Common stock                                                                     (7,493)                                (7,493)
    Convertible preferred stock                                                         (90)                                   (90)
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1993                        6,000      149,822      188,403      430,568                   (18,012)    $756,781
- - -----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1994                                 $151,764     $195,466     $483,572                  ($15,212)     815,590
 Net income / (loss)                                                                 18,284                                 18,284
 Net unrealized gain on investment securities
   available for sale (Note C)                                                                     4,255                     4,255
 Common stock issued, net                                     274          767                                               1,041
 Cash dividends
    Common stock                                                                     (7,617)                                (7,617)
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1994                                   152,038      196,233      494,239        4,255      (15,212)     831,553
- - -----------------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND           CONSOLIDATED STATEMENT OF CASH FLOWS
SUBSIDIARIES

- - ------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31 (in thousands)                                                        1994         1993
- - ------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                       $18,284     ($44,798)
  Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
    Provision for possible credit losses                                                             6,000       12,506
    Depreciation and amortization expense                                                           15,576       76,503
    Net amortization(accretion) associated with investment securities                                  480         (276)
    Write-downs of property from defaulted loans                                                     1,523        1,505
    Net deferred income taxes                                                                       (7,044)     (23,972)
    Gain from sale of investment securities available for sale (Note C)                                          (5,968)
    Gain from sale of fixed assets                                                                     (66)         (81)
    Gain from sale of property from defaulted loans                                                 (2,909)        (726)
    (Increase)decrease in operating assets:
        Trading account securities                                                                 (27,073)     (25,289)
        Accrued interest receivable                                                                  2,686        1,900
        Residential mortgages held for sale                                                        240,995      267,581
        Pending investment and trading securities sales                                            (25,826)     (59,404)
        Capitalized excess service fees                                                             (1,072)      (1,820)
        Other assets                                                                                43,277      (10,147)
    Increase (decrease) in operating liabilities:
        Accrued interest payable                                                                   (13,201)      (5,004)
        Pending investment and trading securities purchases                                          4,572      141,263
        Accrued liabilities                                                                         32,438       36,075
    Other, net                                                                                         830          794
- - ------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                 $289,470     $360,642
- - ------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Payments for:
     Purchase of investment securities available for sale                                        ($100,735)
     Purchase of investment securities held to maturity                                           (197,341)   ($224,163)
     Purchase of premises and equipment                                                             (2,283)     (10,669)
     Purchase of mortgage servicing rights                                                          (1,360)      (3,477)
     Capital expenditures on property from defaulted loans                                            (741)      (2,077)
  Proceeds from:
     Sale of investment securities                                                                                  652
     Sale of investment securities available for sale                                                           171,100
     Principal collection of investment securities available for sale                                  400       15,560
     Principal collection of investment securities held to maturity                                202,041       98,449
     Sale of premises and equipment                                                                    159          112
     Sales and principal collection of property
        from defaulted loans                                                                        17,501       10,428
  Net decrease (increase) in:
      Interest-bearing deposits with banks                                                        (255,578)     (93,684)
      Money market investments                                                                        (263)      (5,764)
      Loans and lease financing                                                                    133,455     (100,391)
      Covered assets and FDIC assistance                                                                         18,410
      Note receivable-FDIC                                                                         113,605      162,293
- - ------------------------------------------------------------------------------------------------------------------------
        Net cash (used) provided by investing activities                                          ($91,140)     $36,779
- - ------------------------------------------------------------------------------------------------------------------------



The Consolidated Statement of Cash Flows is continued on the next page.

MICHIGAN NATIONAL CORPORATION            CONSOLIDATED STATEMENT OF CASH FLOWS
AND SUBSIDIARIES                                     (continued)

Three Months Ended March 31 (in thousands)                                                        1994         1993
- - ------------------------------------------------------------------------------------------------------------------------
Financing Activities
  Payments for:
     Long-term debt                                                                                  ($384)       ($400)
     Common stock dividends                                                                         (7,617)      (7,493)
     Preferred stock dividends                                                                                      (90)
     Repurchase of common stock                                                                         (7)          (8)
  Proceeds from issuance of:
     Common stock                                                                                    1,048        3,394
  Net (decrease)increase in:
      Deposits                                                                                    (208,936)    (392,705)
      Short-term borrowings                                                                        125,440        4,255
- - ------------------------------------------------------------------------------------------------------------------------
        Net cash (used) by financing activities                                                   ($90,456)   ($393,047)
- - ------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                         $107,874       $4,374
Cash and cash equivalents at beginning of year                                                   1,001,080    1,013,995
- - ------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at March 31                                                           $1,108,954   $1,018,369
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
a.)  Cash transactions:
      Interest paid                                                                                $76,338      $83,682
      Federal income taxes paid (net of refunds) (1)                                                   294
      State taxes paid (net of refunds)                                                                 10           63
b.)  Non-cash transactions in property from defaulted loan accounts:
       Transfer from loans to property from defaulted loans                                          4,269        6,844
       Loans originated to finance sales of property from defaulted loans                            5,338        1,140
c.)  Non-cash transactions in covered assets:
      Transfer from covered assets to loans and lease financings                                                    114
- - ------------------------------------------------------------------------------------------------------------------------

(1) No taxes paid in three months ended 1993

See notes to consolidated financial statements.

Certain prior period amounts have been reclassified in order to conform to current year presentation.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES


                        NOTES TO FINANCIAL STATEMENTS


A.    BASIS OF PRESENTATION
The unaudited consolidated financial statements of Michigan National Corporation and subsidiaries (Corporation) are prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and Item 303(b) of Regulation S-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated operating results of the Corporation for the three months ended March 31, 1994 and 1993, its financial position at March 31, 1994 and December 31, 1993 and cash flows for the three months ended March 31, 1994, and 1993. Certain prior period amounts were reclassified to conform with the current period presentation. The operating results for the three months ended March 31, 1994 are not necessarily indicative of operating results to be expected for the year ending December 31, 1994.

The Corporation uses the equity method to account for its 49% investment in Bloomfield Hills Bancorp, Inc., which is not materially different than consolidation. The amount of accumulated retained earnings from this subsidiary included in consolidated retained earnings was approximately $216 thousand at March 31, 1994. At December 31, 1993, accumulated retained earnings of approximately $184 thousand from this subsidiary were included in consolidated retained earnings.

These financial statements and related notes should be read in conjunction with the Michigan National Corporation 1993 Annual Report (1993 Annual Report). Terms used in this report are defined on page 6 of the 1993 Annual Report.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

B.   ACQUISITIONS AND SALE

On May 6, 1994, the Corporation entered into an agreement with International Bank of Commerce to sell First State Bank and Trust Company (First State) for a cash purchase price of approximately $28 million. First State's net equity at March 31, 1994, was $21.4 million. The transaction is subject to regulatory approvals and is expected to be concluded in the fourth quarter, 1994.

On April 5, 1994, the Corporation entered into an agreement with Comerica Incorporated to sell Lockwood Banc Group, Inc. (Lockwood) and its wholly owned subsidiary, Lockwood National Bank of Houston for a cash purchase price of $44 million. Lockwood's net equity at March 31, 1994, was $28.5 million. The transaction is subject to regulatory approvals and is expected to be concluded in the fourth quarter, 1994.

C.   INVESTMENT SECURITIES

There were no sales of securities during the three months ended March 31, 1994. For the three months ended March 31, 1993, gross gains of $6.6 million and gross losses of $0.6 million were realized from sales of securities classified as available for sale. The remaining balance of the security gains category for the three months ended March 31, 1993, consisted of non-sales related activity, including write-offs of premiums and discounts associated with early pay-offs of securities.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement requires investment in equity and debt securities be classified in three categories and accounted for as follows: (i) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (iii) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. The Statement is effective for financial statements with fiscal years beginning after December 15, 1993, and was adopted by the Corporation effective January 1, 1994. Upon initial application of this Statement, the Corporation transferred securities with a book value of approximately $135.6 million and a market value of approximately $144.7 million to the Available for Sale portfolio from the Held to Maturity portfolio.

At March 31, 1994, securities classified as available-for-sale had net unrealized market gains of $6.5 million reflected in book value. The after tax effect on shareholders equity of the net unrealized market gains was $4.3 million.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

C. Investment Securities continued
- - --------------------------------------------------------------------------------
The following summarizes the book value, estimated market value, and gross unrealized gains and losses of investment securities at March 31, 1994 and
December 31, 1993.
- - --------------------------------------------------------------------------------

- - ------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                          3/31/94                                         12/31/93
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                        Estimated                                        Estimated
                                                                         Market                                           Market
                                                   Gross      Gross       Value                     Gross      Gross       Value
                                     Amortized  Unrealized  Unrealized  (Carrying     Amortized  Unrealized  Unrealized  (Carrying
                                        Cost       Gains      Losses     Value)          Cost       Gains      Losses     Value)
- - ------------------------------------------------------------------------------------------------------------------------------------
Investment securities
    available-for-sale:
Mortgage-backed securities             $131,575      $7,404               $138,979
U.S. Treasury, Government agencies
     and corporations                   104,770                   847      103,923          $893                               $893
Other securities                            527                    10          517
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities
        available-for-sale             $236,872      $7,404      $857     $243,419          $893                               $893
- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------
                                     Amortized                                        Amortized
                                        Cost       Gross      Gross     Estimated        Cost       Gross      Gross     Estimated
                                     (Carrying  Unrealized  Unrealized   Market       (Carrying  Unrealized  Unrealized   Market
                                       Value)      Gains      Losses      Value         Value)      Gains      Losses      Value
- - ------------------------------------------------------------------------------------------------------------------------------------
Investment securities
    held-to-maturity:
Mortgage-backed securities             $791,425      $7,108    $8,340     $790,193      $983,765     $25,900    $2,524   $1,007,141
U.S. Treasury, Government agencies
     and corporations                   327,413       2,271     1,825      327,859       275,484       4,351        12      279,823
State and municipal securities           38,299       1,688        13       39,974        38,918       2,181        12       41,087
Other securities                         15,687                             15,687        15,606           2                 15,608
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities
        held-to-maturity             $1,172,824     $11,067   $10,178   $1,173,713    $1,313,773     $32,434    $2,548   $1,343,659
- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------

Investment securities with a book value of $556 million at March 31, 1994 were pledged to collateralize deposits of public funds and for other purposes required or permitted by law; at December 31, 1993, the corresponding amount was $656 million.  In addition, at December 31, 1993, mortgage-backed investment securities with a book value of $14 million (market value of $15 million) were pledged under repurchase agreements.  For the quarter ended March
31, 1994 there were no mortgage-backed securities pledged under repurchase agreements.
- - --------------------------------------------------------------------------------
The following summarizes interest and dividend income from investment securities for the three month periods ended March 31, 1994 and 1993.
- - --------------------------------------------------------------------------------

- - -----------------------------------------------------------------------------------------------------------------------
                                                    1994                  1993
- - -----------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                           $3,044                 $1,816
U.S. Treasury, Government agencies
    and corporations                                    487                    206
Other securities                                          1
- - -----------------------------------------------------------------------------------------------------------------------
  Total investment securities available for sale     $3,532                 $2,022
- - -----------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                          $11,678                $18,279
U.S. Treasury, Government agencies
    and corporations                                  3,867                  3,375
State and municipal securities                          578                    666
Other securities                                        233                    181
- - -----------------------------------------------------------------------------------------------------------------------
  Total investment securities held to maturity      $16,356                $22,501
- - -----------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------

Income from Other Securities includes dividends of $183 thousand and $136 thousand for the three months ended March, 1994 and 1993, respectively.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

D.  LOANS AND LEASE FINANCING

- - ------------------------------------------------------------------------------
The following summarizes loans and lease financing (excluding Covered Assets)
at March 31, 1994 and December 31, 1993.
- - ------------------------------------------------------------------------------

- - ---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                             3/31/94         12/31/93
- - ---------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural secured by real estate                   $927,047        $971,917
Other commercial, financial & agricultural                                   2,295,503       2,373,707
Commercial real estate-mortgage                                              1,201,482       1,238,177
Residential real estate-mortgage
   mortgages held for sale                                                     342,061         583,056
   mortgages held for investments                                              459,674         465,904
Short-term real estate-construction                                            159,106         159,594
Installment                                                                    803,193         780,532
Lease financing                                                                133,216         116,998
- - ---------------------------------------------------------------------------------------------------------------------------
   Total                                                                     6,321,282       6,689,885
 Unearned income                                                                25,868          18,619
- - ---------------------------------------------------------------------------------------------------------------------------
   Total                                                                    $6,295,414      $6,671,266
- - ---------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

E.  SHORT-TERM BORROWINGS

- - ------------------------------------------------------------------------------
The following summarizes short-term borrowings at March 31, 1994 and December
31, 1993.
- - ------------------------------------------------------------------------------


- - ----------------------------------------------------------------------------------------------
(In thousands)                                                 3/31/94              12/31/93
- - ----------------------------------------------------------------------------------------------
Federal funds purchased and repurchase agreements               $247,077             $133,925
Other short-term borrowings                                      171,656              159,368
- - ----------------------------------------------------------------------------------------------
    Total short-term borrowings                                 $418,733             $293,293
- - ----------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

F. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to realize profits.


- - --------------------------------------------------------------------------------
The following summarizes financial instruments with off-balance sheet risk at
March 31, 1994 and December 31, 1993.
- - --------------------------------------------------------------------------------

(in thousands)                                                              CONTRACT OR NOTIONAL AMOUNT
- - ----------------------------------------------------------------------------------------------------------------------------
                                                                           3/31/94             12/31/93
Financial instruments whose contract amounts
represent credit risk:
  Commitments to extend credit                                           $3,741,765           $3,431,721
  Standby and other letters of credit                                       265,938              221,580
  Other assets sold with recourse                                            99,882              115,681
Financial instruments whose contract or notional
amounts exceed the amount of credit risk:
  Forward and futures contracts
    Commitments to purchase
    Commitments to sell                                                     487,220              701,478
  Foreign exchange contracts                                                  2,835                4,565
  Options
    Commitments to sell                                                      50,000
  Interest rate swap contracts                                            2,863,763            2,514,207
  Interest rate caps                                                         40,750               10,000
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

G.    LEGAL PROCEEDINGS

There have been no material developments in any previously reported legal proceedings brought against the Corporation, nor any new material legal proceedings brought against the Corporation during the period January 1, 1994, through April 30, 1994.

H.   POSTEMPLOYMENT BENEFITS

The Financial Accounting Standards Board has issued SFAS No. 112, Employer's Accounting for Postemployment Benefits. This Statement requires accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement (e.g., salary continuation, severance and disability benefits, job training and counseling and continuation of benefits such as health care and life insurance coverage). Postemployment benefit expense recognized under these requirements will replace the "pay-as-you-go" method of accounting previously utilized by the Corporation for certain postemployment benefits. The Statement is effective for financial statements with fiscal years beginning after December 15, 1993. The Corporation adopted this Statement effective January 1, 1994, and recognized $1.5 million of personnel benefit expense during the first quarter in connection with its adoption.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

I.  INCOME TAXES

The Corporation is projecting an effective income tax rate for 1994 of 26%.
The difference between the effective tax rate and the federal statutory rate of 35% is largely due to tax exempt income from FDIC assistance received by Independence One Bank of California, as well as tax exempt interest income from obligations held by Michigan National Bank.

The increase in the effective income tax rate from (9.2%) in 1993 to 26% for 1994 is due to higher projected pre-tax earnings in 1994 and a lower level of tax-exempt FDIC assistance. This has the effect of increasing the percentage of projected taxable income relative to total projected pre-tax financial income, resulting in a higher effective tax rate.

The Omnibus Budget Reconciliation Act of 1993, signed into law by the President on August 10, 1993, increased the normal corporate statutory income tax rate by 1% to 35% effective January 1, 1993. This one-time adjustment, which increased the value of the Corporation's deferred tax assets, contributed to the Corporation's low tax rate in 1993.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES


MANANGEMENT'S DISCUSSION AND ANALYSIS                      1994        1993         1993        1993        1993        1992
- - -------------------------------------------------------------------------------------------------------------------------------
TABLE 1  SELECTED QUARTERLY FINANCIAL INFORMATION          First      Fourth       Third       Second      First       Fourth
                                                          Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
- - -------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (IN THOUSANDS)
Interest income                                          $158,417    $169,447     $176,053    $177,591    $171,142    $187,187
Interest expense                                           63,137      67,616       72,646      73,682      78,678      84,274
- - -------------------------------------------------------------------------------------------------------------------------------
Net interest income                                        95,280     101,831      103,407     103,909      92,464     102,913
Provision for possible credit losses                        6,000       7,000        8,000      12,494      12,506      15,317
Non-interest income                                        53,518      67,763       65,966      55,674      51,427      66,826
Non-interest expense                                      118,090     130,463      135,852     138,187     176,183     141,210
- - -------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                          24,708      32,131       25,521       8,902     (44,798)     13,212
Income tax provision (benefit)                              6,424        (501)      (1,506)                              1,322
- - -------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $18,284     $32,632      $27,027      $8,902    ($44,798)    $11,890
- - -------------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income (loss)                                           $1.19       $2.13        $1.77       $0.58      ($3.00)      $0.78
Cash dividends declared                                      0.50 (1)         (1)     0.50        0.50        0.50        0.50
Book value end-of-period                                    54.70       53.74        51.66       50.19       50.11       53.65
Market value end-of-period                                  61.50       57.50        58.88       56.50       60.00       51.25
Closing market value:  high                                 65.25       62.75        59.88       61.63       64.25       52.25
Closing market value:  low                                  55.00       57.50        54.50       52.00       50.00       44.00
- - -------------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------------
SELECTED PERIOD-END BALANCES (IN MILLIONS)
 Total assets                                             $10,129     $10,173      $10,395     $10,517     $10,442     $10,663
 Earning assets                                             9,151       9,135        8,932       9,388       9,291       9,540
 Total loans and lease financing, net of unearned income    6,295       6,671        6,697       6,929       6,534       6,731
 Non-performing assets                                        235         255          276         290         293         304
 Deposits                                                   8,414       8,623        8,555       8,613       8,582       8,975
 Long-term debt                                                77          77           78          81          82          83
 Shareholders' equity                                         832         816          781         759         757         806
- - -------------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------------
SELECTED AVERAGE BALANCES (IN MILLIONS)
 Total assets                                              $9,973     $10,249      $10,390     $10,372     $10,184     $10,658
 Earning assets                                             9,001       9,156        9,292       9,255       9,117       9,529
 Total loans and lease financing, net of unearned income    6,399       6,681        6,880       6,742       6,477       6,737
 Deposits                                                   8,424       8,709        8,610       8,718       8,550       8,867
 Long-term debt                                                77          77           79          82          82          83
 Shareholders' equity                                         817         791          770         766         810         806
- - -------------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
 Return on average shareholders' equity                      8.95%      16.50%       14.04%       4.65%   (22.13%)        5.90%
 Return on average total assets                              0.73        1.27         1.04        0.34       (1.76)       0.45
 Average equity to average total assets                      8.19        7.72         7.41        7.38        7.95        7.56
 Allowance to period-end loans                               3.09        2.86         2.82        2.68        2.79        2.61
 Non-performing assets to total loans (net of unearned
    income) plus property from defaulted loans, net          3.69        3.77         4.05        4.11        4.38        4.42
 Net interest spread                                         3.74        3.77         3.84        3.95        3.67        3.92
 Net interest margin                                         4.50        4.64         4.65        4.74        4.38        4.67
 Equity to asset ratio (period end)                          8.21        8.02         7.51        7.22        7.25        7.56
 Leverage ratio                                              7.84        7.56         7.09        6.90        7.12        7.24
 Tier 1 risk based capital ratio                             9.85        9.57         9.01        8.79        9.12        9.69
 Total risk based capital ratio                             12.03       11.73        11.16       10.99       11.34       11.91
 Dividend payout ratio                                      42.02 (1)         (1)    28.25       86.21         N/M       64.10
- - -------------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------------

N/M = Not meaningful
Certain prior period amounts have been reclassified to conform to current period presentation.

(1) A fourth quarter 1993 dividend of $0.50 per share was declared January 19, 1994, payable to shareholders of record as of February 1, 1994. This did not represent a change in the Corporation's dividend policy, but rather a change only in the timing of the dividend declaration.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL REVIEW

Net income for the three months ended March 31, 1994, was $18.3 million, or $1.19 per share, compared to a loss of $44.8 million, or $3.00 per share, for the same period last year.

A $61.0 million decrease in amortization expense for mortgage servicing assets, a $6.5 million decrease in the provision for possible credit losses, and a $3.6 million decrease in defaulted loan expense were the major contributors to the earnings improvement over last year's first quarter.

Substantial write-downs of mortgage servicing intangible assets during 1993 resulted in a 68% decrease in the net book value of those assets and, therefore, reduced amortization expense in 1994. The decrease in the provision for possible credit losses and in defaulted loan expense is directly attributable to improved credit quality during 1993 which continued through the first quarter of 1994.

At March 31, 1994, the Corporation's Tier 1 Risk Based Capital Ratio was 9.85% and the Total Risk Based Capital Ratio was 12.03% which continue to meet the definition of the FDIC's well capitalized category for depository institutions.

As part of its initiative to restructure its core business the Corporation has entered into agreements to sell its two Texas banks - Lockwood and First State Bank and Trust Company (First State). On May 6, 1994, the Corporation entered into an agreement with International Bank of Commerce to sell First State for a cash purchase price of approximately $28 million. First State's net equity at March 31, 1994, was $21.4 million. The transaction is subject to regulatory approvals and is expected to be concluded in the fourth quarter, 1994.

On April 5, 1994, the Corporation entered into an agreement with Comerica Incorporated to sell Lockwood Banc Group Inc., and its wholly owned subsidiary, Lockwood National Bank of Houston for a cash purchase price of $44 million, which represents a 1.6 multiple of year-end book value and 2.3 multiple of year-end tangible book value.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


NET INTEREST INCOME

OVERVIEW

Net Interest Income increased $2.8 million and Net Interest Income on a Fully Taxable Equivalent Basis increased $1.5 million in the first three months of 1994 compared to the same period in 1993.

The Net Interest Rate Spread and Net Interest Margin remained above five year historical ratios. The Net Interest Rate Spread increased 7 Basis Points and the Net Interest Margin increased 12 Basis Points in the first three months of
1994 compared to the same period last year.   A significant increase in the
average balance of non-interest bearing demand deposits and effective asset/liability management contributed to the increase in Net Interest Margin.

Please refer to Tables 2 through 4 for a presentation of various Net Interest Margin related information.

INTEREST RATE RISK MANAGEMENT

The Corporation's Asset/Liability Committee, with the review of the Board of Directors, sets policies regarding the management of the Net Interest Margin and the interest rate risk of the Corporation. Policies implemented by the Asset/Liability Committee utilize both on and off-balance sheet strategies to manage such risk. At March 31, 1994, the Corporation was hedging the interest rate risk associated with a portion of its prime-based, variable-rate commercial loans with approximately $1.9 billion of interest rate swap agreements.

The Corporation measures forecasted interest rate risk through the use of an income forecasting simulation model. The model facilitates the forecasting of Net Interest Income under a variety of interest rate scenarios. At March 31, 1994, the Corporation estimated that annual Net Interest Income would increase approximately $3.8 million should a 100 Basis Point increase in the prime rate occur. Conversely, an estimated $5.0 million of annual Net Interest Income is at risk should a 100 Basis Point decrease in the prime rate occur.


BALANCE SHEET COMPOSITION

In the first quarter of 1994 the average balance of total earning assets decreased $116.1 million, or 1.27%, from the same period in 1993. The average balance of interest-bearing liabilities decreased $500.2 million, or 6.62%, while the average balance of non- interest bearing demand deposits increased $207.4 million in the first quarter of 1994 compared to the same period in 1993.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNING ASSETS
Reductions in the average balances of the Note Receivable-FDIC and loans and lease financing contributed to the decrease in earning assets. The average balance of the Note Receivable-FDIC declined as a result of a $114 million principal payment in January, 1994. The average balance of loans and lease financing decreased $75 million primarily due to a decrease in the average balance of residential mortgage loans of $186 million. Contributing to the decrease in residential mortgage loans was the September 1993 sale of
approximately $300 million of prime plus mortgage loans.   A slow down in
mortgage lending volume in the first quarter of 1994 due to slightly higher mortgage interest rates and inclement weather on the east coast also contributed to the decrease.

Partially offsetting the decrease in residential loans was the purchase of Federal Housing Administration (FHA) insured residential mortgage loans during the third and fourth quarters of 1993 and an increase in the average balance of installment loans. The average balance of FHA insured loans was approximately $129 million for the first quarter, 1994. For further discussion of the activity in the residential mortgage loan portfolio during 1993, refer to the Loans and Lease Financing Portfolio and Credit Risk Analysis section on page 21 of the 1993 Annual Report. Installment loans increased $124 million primarily due to the low interest rate environment and aggressive marketing of Capital Reserve and Equimoney loan products.

A portion of the liquidity provided by these decreases in earning assets and the increase in demand deposits was used to pay down higher cost funding sources and the balance invested in money market investments. Money market investments provide the Corporation a ready source of liquidity with which to fund future origination of loans and maturing deposit liabilities.


INTEREST-BEARING LIABILITIES
The Corporation's funding mix continued to shift during the first quarter of 1994 as it did throughout 1993 as a result of the liquidity provided by the decrease in total earning assets and the current low interest rate environment. The Corporation used some of the liquidity provided by the decrease in earning assets to reduce higher cost discretionary funding sources, primarily time deposits greater than $100,000. The average balances of lower cost savings and money market accounts grew as a percentage of total interest-bearing liabilities while higher cost time deposits greater than $100,000 decreased. Also contributing to this change in deposit mix were successful pricing strategies and customer preferences for shorter term and more liquid deposit

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

products in the current low interest rate environment.
This rate environment has also induced some customers to seek higher returns in traditional non-bank financial products, contributing to the decrease in time deposits less than $100,000.

There was a significant decrease in the average balance of short-term borrowings in the first quarter of 1994 compared to the same period last year. Liquidity provided by increases in non-interest bearing demand deposits along with the reduction in total earning assets reduced the Corporation's need for discretionary borrowings.


EFFECT OF BALANCE SHEET COMPOSITION ON NET INTEREST MARGIN
The Net Interest Rate Spread and Net Interest Margin in the first quarter of 1994 improved 7 Basis Points and 12 Basis Points, respectively, compared to those of the same period last year. The decline in the average rate paid on interest bearing liabilities resulting from the favorable change in funding mix was slightly larger than the decline in the average rate received on earning assets.

Net Interest Margin for the first quarter of 1994 was favorably affected by a $207 million increase in the average balance of non-interest bearing demand deposits. The increase in non-interest bearing demand deposits resulted from higher balances in commercial and retail banking customer accounts and the collection of payoffs on loans in the Corporation's off-balance sheet mortgage servicing portfolios, which are temporarily held and invested before being remitted to investors.

The Corporation previously announced its intention to sell its two Texas banks, Lockwood and First State Bank and Trust, during 1994 so that it can focus more directly on its core franchises. Combined, these two banks contributed interest earning assets with an average balance of $539.5 million, yielding 6.79%, and interest bearing liabilities with an average balance of $422.0 million and a weighted average cost of 3.15%, during the first quarter 1994.


INTEREST RATE ENVIRONMENT

On balance, interest rates declined steadily throughout 1993 before increasing during the first quarter of 1994. In addition, the spread between the prime rate and money market borrowing rates began to narrow during the first quarter of 1994. Due to the Corporation's reduced reliance on money market funding sources discussed above, its funding cost was not significantly affected by the increase in money market borrowing rates.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

As discussed above and on page 9 of the 1993 Annual Report, the Corporation utilizes interest rate swap agreements to hedge the interest rate risk associated with a portion of its prime-based, variable rate commercial loans. The rate the Corporation pays on the notional value of substantially all its interest rate swap agreements varies with LIBOR. The narrowing of the spread between the prime interest rate and LIBOR that occurred during the first quarter had the effect of reducing the level of net interest income that the Corporation received on its hedged positions.

A 25 Basis Point increase in the Corporation's prime lending rate on March 24, 1994, partially offset the negative effects that the increase in the LIBOR had on the Corporation's hedged positions. The prime lending rate increased for the second time during 1994 on April 19, increasing 50 Basis Points to 6.75%. Increases in the prime lending rate have a positive effect on net interest income because of the Corporation's overall asset sensitive position.

Further contraction of the spreads between prime and money market borrowing rates could have the effect of reducing Net Interest Income.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- - -------------------------------------------------------------------------------
TABLE 2  SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
- - -------------------------------------------------------------------------------

THREE MONTHS ENDED                              March 31, 1994                  December 31, 1993               September 30, 1993
- - -----------------------------------------------------------------------------------------------------------------------------------
                                            AVERAGE            AVERAGE      AVERAGE            AVERAGE    AVERAGE            AVERAGE
(IN THOUSANDS)                              BALANCE   INTEREST  RATE        BALANCE   INTEREST  RATE      BALANCE   INTEREST   RATE
- - -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements     $600,261   $4,752   3.21%       $498,375   $3,842   3.06%    $365,674   $2,823   3.06%
Interest-bearing deposits with banks          245,968    2,276   3.75%        110,324      955   3.43%      31,809      282   3.52%
Money market funds                             10,695       73   2.77%         10,031       67   2.65%       9,201       62   2.67%
- - -----------------------------------------------------------------------------------------------------------------------------------
  Total money market investments              856,924    7,101   3.36%        618,730    4,864   3.12%     406,684    3,167   3.09%

Investment securities available for sale
  Investment securities-taxable               174,704    3,532   8.20%            891        7   3.12%       7,503       59   3.12%
Investment securities held to maturity
  Investment securities-taxable             1,085,285   15,778   5.90%      1,247,769   20,355   6.47%   1,327,220   21,953   6.56%
  Investment securities-tax-exempt             38,673      815   8.55%         39,099      797   8.09%      39,575      848   8.50%
Trading securities                             92,551    1,123   4.92%        105,976    1,260   4.72%     168,314    1,881   4.43%
- - -----------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities           1,391,213   21,248   6.19%      1,393,735   22,419   6.38%   1,542,612   24,741   6.36%
  Mark-to-market securities adjustment            862
- - -----------------------------------------------------------------------------------------------------------------------------------
  Total investment securities               1,392,075   21,248              1,393,735   22,419           1,542,612   24,741

Loans and lease financing                   6,398,873  126,947   8.05%      6,680,501  137,499   8.17%   6,879,707  143,368   8.27%
Covered assets and FDIC assistance
Note receivable-FDIC                          352,717    5,984   6.88%        462,535    8,259   7.08%     462,535    8,519   7.31%
- - -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets             9,000,589  161,280   7.27%      9,155,501  173,041   7.50%   9,291,538  179,795   7.68%

Allowance for possible credit losses         (192,948)                       (191,301)                    (188,908)
Cash and due from banks                       511,378                         568,373                      543,804
Other assets                                  654,256                         716,491                      743,659
- - -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                               $9,973,275                     $10,249,064                   $10,390,093
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                      $2,187,184  $14,153   2.62%     $2,127,503  $14,986   2.79%  $2,117,822  $15,462   2.90%
Savings deposits                            1,194,861    6,776   2.30%      1,161,392    7,637   2.61%   1,134,487    7,675   2.68%
Time deposits < $100,000                    2,560,931   29,957   4.74%      2,624,687   32,516   4.92%   2,698,401   34,090   5.01%
Time deposits > $100,000                      698,963    6,184   3.59%        716,042    6,867   3.80%     754,192    7,721   4.06%
- - -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits           6,641,939   57,070   3.48%      6,629,624   62,006   3.71%   6,704,902   64,948   3.84%

Fed funds purchased & repo agreements         194,893    1,475   3.07%        220,977    1,696   3.04%     410,691    3,282   3.17%
Dollar repurchase agreements
Other short-term borrowings                   142,320    1,287   3.67%         89,828      734   3.24%     145,466    1,178   3.21%
Subordinated notes                             57,482    1,201   8.47%         57,709    1,205   8.28%      58,446    1,220   8.28%
Long-term debt                                 15,352      228   6.02%         15,354      233   6.02%      15,808      240   6.02%
Capital lease obligations                       4,005      107  10.84%          4,148      110  10.52%       4,356      114  10.38%
- - -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities        7,055,991   61,368   3.53%      7,017,640   65,984   3.73%   7,339,669   70,982   3.84%

Demand deposits                             1,782,393                       2,079,388                    1,905,196
Other liabilities                             317,738                         360,872                      375,257
- - -----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                         9,156,122                       9,457,900                    9,620,122
Shareholders' equity                          817,153                         791,164                      769,971
- - -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $9,973,275                     $10,249,064                  $10,390,093
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
Net interest income (fully taxable
 equivalent basis)                                     $99,912                        $107,057                      $108,813
Tax equivalent adjustment                                4,632                           5,226                         5,406
- - -----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                               $95,280                        $101,831                      $103,407
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                    3.74%                           3.77%                        3.84%
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
     Net interest margin                                         4.50%                           4.64%                        4.65%
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - -------------------------------------------------------------------------------
TABLE 2  SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)

THREE MONTHS ENDED                                 June 30, 1993                MARCH 31, 1993
- - --------------------------------------------------------------------------------------------------------
                                            AVERAGE             AVERAGE    AVERAGE            AVERAGE
(IN THOUSANDS)                              BALANCE    INTEREST  RATE      BALANCE   INTEREST  RATE
- - --------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements     $367,004    $2,707   2.96%     $541,073   $4,089   3.06%
Interest-bearing deposits with banks          152,005     1,220   3.22%      116,390      974   3.39%
Money market funds                              7,817        50   2.57%        7,397       44   2.41%
- - --------------------------------------------------------------------------------------------------------
    Total money market investments            526,826     3,977   3.03%      664,860    5,107   3.12%

Investment securities available for sale
  Investment securities-taxable                61,981       526   3.40%      115,421    2,022   7.10%
Investment securities held to maturity
  Investment securities-taxable             1,284,436    22,939   7.16%    1,200,107   21,835   7.38%
  Investment securities-tax-exempt             40,702       868   8.55%       42,343      919   8.80%
Trading securities                            136,627     1,628   4.78%      147,484    1,942   5.34%
- - --------------------------------------------------------------------------------------------------------
  Sub-total investment securities           1,523,746    25,961   6.83%    1,505,355   26,718   7.20%
  Mark-to-market securities adjustment
- - --------------------------------------------------------------------------------------------------------
  Total investment securities               1,523,746    25,961            1,505,355   26,718

Loans and lease financing                   6,742,123   142,702   8.49%    6,474,169  134,103   8.40%
Covered assets and FDIC assistance                                             2,540       32   5.11%
Note receivable-FDIC                          462,535     8,778   7.61%      469,748    9,302   8.03%
- - --------------------------------------------------------------------------------------------------------
    Total interest-earning assets           9,255,230   181,418   7.86%    9,116,672  175,262   7.80%

Allowance for possible credit losses         (184,655)                      (179,584)
Cash and due from banks                       543,738                        493,074
Other assets                                  758,048                        753,535
- - --------------------------------------------------------------------------------------------------------
TOTAL ASSETS                              $10,372,361                    $10,183,697
- - --------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                      $2,110,664   $14,807   2.81%   $2,109,653  $15,713   3.02%
Savings deposits                            1,099,960     7,517   2.74%    1,024,817    7,215   2.86%
Time deposits < $100,000                    2,827,961    35,982   5.10%    2,936,855   38,477   5.31%
Time deposits > $100,000                      780,401     8,088   4.16%      903,338    9,438   4.24%
- - --------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits         6,818,986    66,394   3.91%    6,974,663   70,843   4.12%

Fed funds purchased & repo agreements         333,313     2,592   3.12%      242,503    1,853   3.10%
Dollar repurchase agreements                   29,117       310   4.27%      128,055    1,451   4.60%
Other short-term borrowings                   116,182     1,006   3.47%      128,623    1,077   3.40%
Subordinated notes                             58,682     1,222   8.35%       59,067    1,228   8.43%
Long-term debt                                 18,187       273   6.02%       18,187      270   6.02%
Capital lease obligations                       4,931       134  10.90%        5,107      138  10.96%
- - --------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities      7,379,398    71,931   3.91%    7,556,205   76,860   4.13%

Demand deposits                             1,899,393                      1,575,036
Other liabilities                             328,004                        242,598
- - --------------------------------------------------------------------------------------------------------
    Total Liabilities                       9,606,795                      9,373,839
Shareholders' equity                          765,566                        809,858
- - --------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $10,372,361                    $10,183,697
- - --------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------
Net interest income (fully taxable
 equivalent basis)                                     $109,487                       $98,402
Tax equivalent adjustment                                 5,578                         5,938
- - --------------------------------------------------------------------------------------------------------
     Net interest income                               $103,909                       $92,464
- - --------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------
     Net interest rate spread                                    3.95%                         3.67%
- - --------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------
     Net interest margin                                         4.74%                         4.38%
- - --------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - --------------------------------------------------------------------------
TABLE 3  CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
- - --------------------------------------------------------------------------

Quarter-to-Date                                                     Change in              Change in              Change in
                                                                 Average Balance           Interest             Average Rate
(IN THOUSANDS)                                                3/31/94 vs 12/31/93    3/31/94 vs 12/31/93    3/31/94 vs 12/31/93
- - ----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                           $101,886                   $910                   0.15%
Interest-bearing deposits with banks                                135,644                  1,321                   0.32%
Money market funds                                                      664                      6                   0.12%
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                  238,194                  2,237                   0.24%

Investment securities available for sale
  Investment securities-taxable                                     173,813                  3,525                   5.08%
Investment securities held to maturity
  Investment securities-taxable                                    (162,484)                (4,577)                 -0.57%
  Investment securities-tax-exempt                                     (426)                    18                   0.46%
Trading securities                                                  (13,425)                  (137)                  0.20%
- - ----------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                    (2,522)                (1,171)                 -0.19%
Mark-to-market adjustment                                               862
- - ----------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                        (1,660)                (1,171)

Loans and lease financing                                          (281,628)               (10,552)                 -0.12%

Note receivable-FDIC                                               (109,818)                (2,275)                 -0.20%
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                  (154,912)               (11,761)                 -0.23%

Allowance for possible credit losses                                 (1,647)
Cash and due from banks                                             (56,995)
Other assets                                                        (62,235)
- - ----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      ($275,789)
- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                                               $59,681                  ($833)                 -0.17%
Savings deposits                                                     33,469                   (861)                 -0.31%
Time deposits < $100,000                                            (63,756)                (2,559)                 -0.18%
Time deposits > $100,000                                            (17,079)                  (683)                 -0.21%
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                  12,315                 (4,936)                 -0.23%

Fed funds purchased & repo agreements                               (26,084)                  (221)                  0.03%

Other short-term borrowings                                          52,492                    553                   0.43%
Subordinated notes                                                     (227)                    (4)                  0.19%
Long-term debt                                                           (2)                    (5)
Capital lease obligations                                              (143)                    (3)                  0.32%
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                               38,351                 (4,616)                 -0.20%

Demand deposits                                                    (296,995)
Other liabilities                                                   (43,134)
- - ----------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                              (301,778)
Shareholders' equity                                                 25,989
- - ----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          ($275,789)
- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------
    Net interest income (fully taxable equivalent basis)                                   ($7,145)
    Tax equivalent adjustment                                                                 (594)
- - ----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                   ($6,551)
- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                                                                       -0.03%
- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------
     Net interest margin                                                                                            -0.14%
- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - -------------------------------------------------------------------
TABLE 3  CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)
- - -------------------------------------------------------------------

Quarter-to-Date                                                     Change in              Change in              Change in
                                                                 Average Balance           Interest             Average Rate
( in thousands)                                                3/31/94 vs 3/31/93     3/31/94 vs 3/31/93     3/31/94 vs 3/31/93
- - ---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                          $59,188                   $663                   0.15%
Interest-bearing deposits with banks                              129,578                  1,302                   0.36%
Money market funds                                                  3,298                     29                   0.36%
- - ---------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                192,064                  1,994                   0.24%

Investment securities available for sale
  Investment securities-taxable                                    59,283                  1,510                   1.10%
Investment securities held to maturity
  Investment securities-taxable                                  (114,822)                (6,057)                 -1.48%
  Investment securities-tax-exempt                                 (3,670)                  (104)                 -0.25%
Trading securities                                                (54,933)                  (819)                 -0.42%
- - ---------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                (114,142)                (5,470)                 -1.01%
Mark-to-market adjustment                                             862
- - ---------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                    (113,280)                (5,470)

    Loans and lease financing                                     (75,296)                (7,156)                 -0.35%
Covered assets and FDIC assistance                                 (2,540)                   (32)                 -5.11%
Note receivable-FDIC                                             (117,031)                (3,318)                 -1.15%
- - ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                (116,083)               (13,982)                 -0.53%

Allowance for possible credit losses                              (13,364)
Cash and due from banks                                            18,304
Other assets                                                      (99,279)
- - ---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    ($210,422)
- - ---------------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                                             $77,531                ($1,560)                 -0.40%
Savings deposits                                                  170,044                   (439)                 -0.56%
Time deposits < $100,000                                         (375,924)                (8,520)                 -0.57%
Time deposits > $100,000                                         (204,375)                (3,254)                 -0.65%
- - ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                              (332,724)               (13,773)                 -0.64%

Fed funds purchased & repo agreements                             (47,610)                  (378)                 -0.03%
Dollar repurchase agreements                                     (128,055)                (1,451)                 -4.60%
Other short-term borrowings                                        13,697                    210                   0.27%
Subordinated notes                                                 (1,585)                   (27)                  0.04%
Long-term debt                                                     (2,835)                   (42)
Capital lease obligations                                          (1,102)                   (31)                 -0.12%
- - ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                           (500,214)               (15,492)                 -0.60%

Demand deposits                                                   207,357
Other liabilities                                                  75,140
- - ---------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                            (217,717)
Shareholders' equity                                                7,295
- - ---------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   ($210,422)
- - ---------------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------------
    Net interest income (fully taxable equivalent basis)                                  $1,510
    Tax equivalent adjustment                                                             (1,306)
- - ---------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                  $2,816
- - ---------------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                                                                      0.07%
- - ---------------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------------
     Net interest margin                                                                                           0.12%
- - ---------------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - -------------------------------------------------------------------------------
TABLE 4  VOLUME/RATE ANALYSIS (FULLY TAXABLE EQUIVALENT)
- - -------------------------------------------------------------------------------

- - ------------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                                        3/31/94 vs 12/31/93
                                                                                    Change in Interest Due to:
(IN THOUSANDS)                                                          Average Balance     Average Rate       Net Change
- - ------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                                     $733              $177              $910
Interest-bearing deposits with banks                                        1,230                91             1,321
Money market funds                                                              4                 2                 6
- - ------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                          1,967               270             2,237

Investment securities available for sale
  Investment securities-taxable                                             3,496                29             3,525
Investment securities held to maturity
  Investment securities-taxable                                            (2,736)           (1,841)           (4,577)
  Investment securities-tax-exempt                                            (55)               73                18
Trading securities                                                           (421)              284              (137)
- - ------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                             284            (1,455)           (1,171)
Mark-to-market adjustment
- - ------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                                 284            (1,455)           (1,171)

    Loans and lease financing                                              (7,817)           (2,735)          (10,552)
Covered assets and FDIC assistance
Note receivable-FDIC                                                       (2,031)             (244)           (2,275)
- - ------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                          (7,597)           (4,164)          (11,761)

Allowance for possible credit losses
Cash and due from banks
Other assets
- - ------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              ($7,597)          ($4,164)         ($11,761)
- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                                                      $2,017           ($2,850)            ($833)
Savings deposits                                                            1,238            (2,099)             (861)
Time deposits < $100,000                                                   (1,022)           (1,537)           (2,559)
Time deposits > $100,000                                                     (207)             (476)             (683)
- - ------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                         2,026            (6,962)           (4,936)

Fed funds purchased & repo agreements                                        (326)              105              (221)

Other short-term borrowings                                                   451               102               553
Subordinated notes                                                            (33)               29                (4)
Long-term debt                                                                 (5)                                 (5)
Capital lease obligations                                                     (16)               13                (3)
- - ------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                      2,097            (6,713)           (4,616)

Demand deposits
Other liabilities
- - ------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                       2,097            (6,713)           (4,616)
Shareholders' equity
- - ------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                   $2,097           ($6,713)          ($4,616)
- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------
Net interest income (fully taxable equivalent basis)                                                          ($7,145)
Tax equivalent adjustment                                                                                        (594)
- - ------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                                      ($6,551)
- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                                                                   -0.03%
- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------
     Net interest margin                                                                                        -0.14%
- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - -----------------------------------------------------------------------
TABLE 4  VOLUME/RATE ANALYSIS (FULLY TAXABLE EQUIVALENT)
- - -----------------------------------------------------------------------

- - --------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                                    3/31/94 vs 3/31/93
                                                                                Change in Interest Due to:
(in thousands)                                                       Average Balance   Average Rate     Net Change
- - --------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                                   $457            $206            $663
Interest-bearing deposits with banks                                      1,188             114           1,302
Money market funds                                                           21               8              29
- - --------------------------------------------------------------------------------------------------------------------
    Total money market investments                                        1,666             328           1,994

Investment securities available for sale
  Investment securities-taxable                                           1,161             349           1,510
Investment securities held to maturity
  Investment securities-taxable                                          (1,956)         (4,101)         (6,057)
  Investment securities-tax-exempt                                          (78)            (26)           (104)
Trading securities                                                         (676)           (143)           (819)
- - --------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                        (1,549)         (3,921)         (5,470)
Mark-to-market adjustment
- - --------------------------------------------------------------------------------------------------------------------
  Total investment securities                                            (1,549)         (3,921)         (5,470)

    Loans and lease financing                                            (1,566)         (5,590)         (7,156)
Covered assets and FDIC assistance                                          (32)                            (32)
Note receivable-FDIC                                                     (2,107)         (1,211)         (3,318)
- - --------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                        (3,588)        (10,394)        (13,982)

Allowance for possible credit losses
Cash and due from banks
Other assets
- - --------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            ($3,588)       ($10,394)       ($13,982)
- - --------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------
LIABILITIES
Money market accounts                                                    $3,326         ($4,886)        ($1,560)
Savings deposits                                                          5,064          (5,503)           (439)
Time deposits < $100,000                                                 (4,631)         (3,889)         (8,520)
Time deposits > $100,000                                                 (1,941)         (1,313)         (3,254)
- - --------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                       1,818         (15,591)        (13,773)

Fed funds purchased & repo agreements                                      (360)            (18)           (378)
Dollar repurchase agreements                                               (726)           (725)         (1,451)
Other short-term borrowings                                                 120              90             210
Subordinated notes                                                          (63)             36             (27)
Long-term debt                                                              (42)                            (42)
Capital lease obligations                                                   (30)             (1)            (31)
- - --------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                      717         (16,209)        (15,492)

Demand deposits
Other liabilities
- - --------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                       717         (16,209)        (15,492)
Shareholders' equity
- - --------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                              $717        ($16,209)        (15,492)
- - --------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------
     Net interest income (fully taxable equivalent basis)                                                $1,510
    Tax equivalent adjustment                                                                            (1,306)
- - --------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                                  2,816
- - --------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------
     Net interest rate spread                                                                              0.07%
- - --------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------
     Net interest margin                                                                                   0.12%
- - --------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

LOANS AND LEASE FINANCING PORTFOLIO AND CREDIT RISK ANALYSIS

The Corporation's total loans and lease financing, net of unearned income, at March 31, 1994, decreased $376 million, or 5.6%, from their level at December 31, 1993. Please refer to Table 5 for a presentation of the Corporation's loans and lease financing portfolio for the five most recent quarters, and Tables 5a and 5b, respectively, for a presentation of the Corporation's commercial real estate loans outstanding and commercial, financial and agricultural loans outstanding at March 31, 1994, by geographic area. Watch Credits for the five most recent quarters are presented in Table 5.

The decrease in total loans outstanding was primarily due to decreases in the residential real estate-mortgage and commercial loan portfolios. The balance of residential real estate mortgage loans decreased due to a slow down in mortgage lending volume in the first quarter of 1994. The decrease was primarily due to slightly higher mortgage interest rates and inclement weather on the east coast. Lower residential loan demand also contributed to the decrease in the balance of the warehouse loan portfolio, which is included in commercial loans.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - --------------------------------------------------------------------------------
TABLE 5 LOANS AND LEASE FINANCING PORTFOLIO

Balance at:    (in thousands)                                      03/31/94     12/31/93      9/30/93      6/30/93      3/31/93
- - ----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural secured by real estate          $927,047     $971,917     $913,554     $937,774     $952,130
Other commercial, financial & agricultural                          2,295,503    2,373,707    2,537,150    2,533,941    2,412,832
Commerical real  estate-mortgage                                    1,201,482    1,238,177    1,229,197    1,211,915    1,172,592
Residential real estate-mortgage
   Mortgages held for sale                                            342,061      583,056      635,363      609,094      403,219
   Mortgages held for investment                                      459,674      465,904      386,680      667,659      649,283
Short-term real estate-construction                                   159,106      159,594      156,639      167,789      207,882
Installment                                                           803,193      780,532      751,069      722,141      673,406
Lease financing                                                       133,216      116,998      105,122       96,006       78,549
- - ----------------------------------------------------------------------------------------------------------------------------------
                           Total                                    6,321,282    6,689,885    6,714,774    6,946,319    6,549,893
Less:  unearned income                                                 25,868       18,619       18,192       17,450       16,025
- - ----------------------------------------------------------------------------------------------------------------------------------
                           Total                                    6,295,414    6,671,266    6,696,582    6,928,869    6,533,868
- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------

- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------

Watch Credits (in millions)  (1)                                         $356         $387         $450         $478         $528
- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------

(1) Loans classified as Watch Credits are included in the above loan balances.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 5a. COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS OUTSTANDING AT MARCH 31,
1994 (in thousands)
- - --------------------------------------------------------------------------------

                                                             Other                                  Other
Industry (1)                                  Michigan      Midwest     Northeast      South       States        Total
- - --------------------------------------------------------------------------------------------------------------------------
Commercial, Financial and Agricultural Loans
       Secured by Real Estate Outstanding:
  Finance, insurance and real estate            $300,080      $14,283       $3,457       $8,309       $2,132     $328,261
  Service                                        203,323       18,763       20,195          126        1,869      244,276
  Retail Trade                                    71,798        1,250       80,782        2,362                   156,192
  Manufacturing                                   45,010          163                     1,939          928       48,040
  Automotive                                      51,192        1,941                                              53,133
  Wholesale Trade                                 23,430           56                                              23,486
  Transportation/utilities                        11,764                                                           11,764
  Other                                           17,423           87                                 44,385       61,895
- - --------------------------------------------------------------------------------------------------------------------------
             Total                               724,020       36,543      104,434       12,736       49,314      927,047
- - --------------------------------------------------------------------------------------------------------------------------
Other Commercial, Financial and
      Agricultural Loans Outstanding:
  Finance, insurance and real estate             246,971          796          333       14,868      187,599      450,567
  Service                                        358,222       17,918        2,067        1,026        8,260      387,493
  Manufacturing                                  231,391       25,930        8,124        6,662        6,998      279,105
  Retail Trade                                   266,105        8,528        1,367        9,306        2,968      288,274
  Wholesale Trade                                230,952        8,400                                  6,552      245,904
  Automotive                                     230,350        5,008                       782                   236,140
  Transportation/utilities                       206,835        6,606        1,459                     3,190      218,090
  Other                                           58,340          179                     3,061      128,350      189,930
- - --------------------------------------------------------------------------------------------------------------------------
             Total                             1,829,166       73,365       13,350       35,705      343,917    2,295,503
- - --------------------------------------------------------------------------------------------------------------------------
Total Commercial, Financial and
     Agricultural Loans Outsatnding           $2,553,186     $109,908     $117,784      $48,441     $393,231   $3,222,550
- - --------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------
Percentage of geographic location to
total Commercial, Financial and
Agricultural Loans outstanding                     79.23%        3.41%        3.66%        1.50%       12.20%      100.00%
- - --------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------

(1) Industry categories are internally developed definitions based on the primary market in which the borrower operates.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 5b. SHORT-TERM COMMERCIAL REAL ESTATE - CONSTRUCTION AND COMMERCIAL REAL
ESTATE - MORTGAGE LOANS OUTSTANDING
MARCH 31, 1994 (in thousands)
- - --------------------------------------------------------------------------------

                                                           Other                               Other
Collateral Type                               Michigan    Midwest    Northeast     South       States      Total
- - --------------------------------------------------------------------------------------------------------------------
Short-term Commercial
   Real Estate-Construction:
   Land development/acquisition                 $15,564        $129                 $54,303                 $69,996
   Retail                                        15,504                                                      15,504
   Office                                         8,365                                                       8,365
   Residential > 4 family                         4,843          39                   6,801                  11,683
   Other                                         48,238                               2,157      $3,163      53,558
- - --------------------------------------------------------------------------------------------------------------------
       Total                                     92,514         168                  63,261       3,163     159,106
- - --------------------------------------------------------------------------------------------------------------------
Commercial Real Estate-Mortgage:
   Retail                                       251,634       5,902                  24,386         744     282,666
   Office                                       229,690       3,515                   5,357       1,186     239,748
   Residential > 4 family                       159,339       1,357                   3,000      35,191     198,887
   Mobile home parks                             82,592       9,368        $537      14,890       6,736     114,123
   Industrial                                   113,318       4,949                   1,717       4,659     124,643
   Hotels                                        66,407         889      18,039       5,862      28,537     119,734
   Warehouse                                     24,409       5,459                                 646      30,514
   Other                                         33,068         639         254       4,175      53,031      91,167
- - --------------------------------------------------------------------------------------------------------------------
       Total                                    960,457      32,078      18,830      59,387     130,730   1,201,482
- - --------------------------------------------------------------------------------------------------------------------
Total Commercial
  Real Estate Loans Outstanding              $1,052,971     $32,246     $18,830    $122,648    $133,893  $1,360,588
- - --------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------
Percentage of geographic location to
Total Commercial Real Estate Loans
outstanding                                       77.39%       2.37%       1.38%       9.02%       9.84%     100.00%
- - --------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

LOANS AND LEASE FINANCING PORTFOLIO AND CREDIT RISK ANALYSIS
(CONTINUED)

The level of Non-performing Assets and watch Credits at March 31, 1994, decreased from their level at December 31, 1993. However, due to a decrease in total loans outstanding, the percentage of Non-performing Loans to total loans increased to 2.46% at March 31, 1994, from 2.36% at December 31, 1993. Please refer to Table 6 for a presentation of Non-performing Assets for the five most recent quarters and to Table 5a for a presentation of the changes in commercial and commercial real estate Non-performing Assets during the three months ended March 31, 1994.



- - ---------------------------------------------------------------------------------------------------------------------------
TABLE 6  NON-PERFORMING ASSETS
(in thousands)                                                       03/31/94   12/31/93    9/30/93    6/30/93    3/31/93
- - ---------------------------------------------------------------------------------------------------------------------------
Non-accrual loans
  Commercial, financial & agricultural secured by real estate          $37,045    $36,872    $37,538    $38,658    $35,973
  Other commercial, financial & agricultural                            29,939     32,243     28,346     33,118     23,239
  Commerical real estate-mortgage                                       12,443      8,886     14,046     14,655     12,847
  Residential real estate-mortgage                                      19,437     22,271     17,627     15,700      9,996
  Short-term real estate-construction                                   53,588     55,189     53,760     55,464     60,008
  Installment                                                            1,421      1,002      1,876      2,195      2,466
  Lease financing                                                           22                               65         65
- - ---------------------------------------------------------------------------------------------------------------------------
          Total                                                        153,895    156,463    153,193    159,855    144,594
Renegotiated Loans
  Commercial, financial & agricultural secured by real estate               44         47         23         23
  Other commercial, financial & agricultural                                                      85         95        115
  Commerical real estate-mortgage                                          331        338
  Short-term real estate-construction                                      300        313        325        350
- - ---------------------------------------------------------------------------------------------------------------------------
          Total                                                            675        698        433        468        115
- - ---------------------------------------------------------------------------------------------------------------------------
          Total Non-performing Loans                                   154,570    157,161    153,626    160,323    144,709
- - ---------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans
  Commercial, financial & agricultural secured by real estate           17,344     18,998     19,832     19,654     22,898
  Other commercial, financial & agricultural                             6,963      7,299      4,407      5,418     13,124
  Commerical real estate-mortgage                                       11,971     13,193     15,558     19,158     23,471
  Residential real estate-mortgage
     Mortgages held for investment                                       6,635      6,242      5,099      6,821      6,147
  Short-term real estate-construction                                   37,091     51,084     76,535     77,791     81,156
  Installment                                                              917        937        706        836        818
Other  real  estate  owned,  net                                             7        313        314        315        315
- - ---------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans and other real estate owned               80,928     98,066    122,451    129,993    147,929
- - ---------------------------------------------------------------------------------------------------------------------------
          Total Non-performing Assets                                 $235,498   $255,227   $276,077   $290,316   $292,638
- - ---------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------
Non-performing Assets to total loans (net of unearned
   income)  plus property from defaulted loans and other
   real estate owned, net                                                 3.69%      3.77%      4.05%      4.11%      4.38%
- - ---------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------
Non-performing loans to total loans, net of unearned income               2.46%      2.36%      2.29%      2.31%      2.21%
- - ---------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses to
   Non-performing Loans                                                    126%       122%       123%       116%       126%
- - ---------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------

Amounts for June 30, 1993 and March 31, 1993 have been restated for a change in reporting classification to exclude loans that are 90 days or more past due and still accruing and include real estate of discontinued operations. Loans 90 days or more past due and still accruing at March 31, 1994, December 31, 1993, September 30, 1993, June 30, 1993 and March 31, 1993 amounted to $115,967, $118,363, $88,139, $2,483, and $4,143. At March 31, 1994, 96.9% of loans 90 day or more past due and still accruing were insured by the FHA.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 6a. CHANGES IN COMMERCIAL AND COMMERCIAL REAL ESTATE NON-PERFORMING
ASSETS (in thousands)
- - -------------------------------------------------------------------------------

                                             Commercial        Short-Term        Commercial           Other
                                             Real Estate-      Commercial        Loans Secured     Commercial
                                             Mortgage          Real Estate-      By Real Estate                   Total
                                                               Construction
- - --------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
   December 31, 1993                          $22,417          $106,586           $55,917           $39,542      $224,462
  Activity during 1994:
    Additions                                   2,544             1,708             2,145             1,582         7,979
    Pay-downs                                    (887)             (679)             (159)           (1,286)       (3,011)
    Disposition of assets                        (597)          (13,949)           (1,267)           (1,172)      (16,985)
    Charge-offs                                  (447)                               (260)           (1,178)       (1,885)
    Write-downs                                                                      (704)                           (704)
    Return to accrual (1)                        (237)                               (784)             (892)       (1,913)
    Other(2)                                    1,952            (2,687)             (455)              306          (884)
- - --------------------------------------------------------------------------------------------------------------------------
   Net activity during 1994                     2,328           (15,607)           (1,484)           (2,640)      (17,403)
- - --------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
   March 31, 1994                             $24,745           $90,979           $54,433           $36,902      $207,059
- - --------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------
Percentage of Non-Performing Asset
    category to Total                           11.95%            43.94%            26.29%            17.82%       100.00%
- - --------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------

(1) Loans are returned to performing status after a reasonable period of sustained performance and the borrower's financial condition has improved to a point where doubt as to repayment of principal and interest no longer exists.
(2) Represents net activity for assets with a carrying value generally less than $250 thousand.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

ALLOWANCE AND PROVISION FOR POSSIBLE CREDIT LOSSES

Provisions are made to the allowance for possible loan losses in amounts necessary to maintain the allowance at a level considered by management to be sufficient to provide for risk of loss inherent in the loan portfolio.

Determining the adequacy of the allowance for possible loan losses involves a disciplined quarterly analysis process. The analysis ensures that all relevant factors affecting loan collectability are consistently applied. The analysis of the allowance relies mainly on historical loss ratios, current general economic and industry trends, and current and projected financial condition of certain individual borrowers. Specific allocations of the allowance are assigned to individual loans where serious doubt of full principal repayment exists. General allocations of the allowance are assigned to the remaining portfolio on the basis of historical loss factors. The historical loss factors are determined on the basis of past charge-off experience identified by portfolio type and, within each portfolio type, identified by risk rating. A migration analysis is utilized to support the calculation of the allowance and evaluate the overall reasonableness. Management believes the allowance for possible loan loss at March 31, 1994, is adequate based on the risks identified in the various loan categories.

The Corporation places more emphasis on estimates of a property's net realizable values and the borrowers' equity position in the collateral, and less emphasis on secondary collateral values and personal guarantees when assessing the need for charge-off. The Corporation's Appraisal Review Department is responsible for establishing and maintaining property appraisal policies in accordance with regulatory guidelines. The frequency of re-appraisal is based upon several factors including the loan's risk rating.

In the three month period ended March 31, 1994, the provision decreased $6.5 million, from $12.5 million in the same period in 1993 as improvements in the area of credit quality continued. The improvement in credit quality is evidenced by reductions in Watch Credits, Non-performing Assets and net charge-offs during 1993 and the first three months of 1994.

While the provision for possible credit losses decreased year-over-year, the allowance for possible credit losses as a percentage of Non-performing Loans was 126% at both March 31, 1994 and 1993. The allowance for possible credit losses as a percentage of total period-end loans improved to 3.09% at March 31, 1994, from 2.79% at March 31 last year.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - ------------------------------------------------------------------------------
TABLE 7  ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES
- - ------------------------------------------------------------------------------

- - -----------------------------------------------------------------------------------------------------------------------------
(in thousands)  Three Months Ended                                 03/31/94    12/31/93    9/30/93     6/30/93     3/31/93
- - -----------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                   $190,992    $189,055    $185,399    $182,101    $175,471
 Charge-offs
  Commercial, financial & agricultural secured by real-estate            260       1,190         716         851       2,075
  Other commercial, financial & agricultural                           1,178       2,718         233       6,499       2,048
  Commerical real estate-mortgage                                        447         276         463       2,691         888
  Residential real estate-mortgage                                       440         284         258         748
  Short-term real estate-construction                                                          3,000                   1,000
  Installment                                                          1,903       2,054       2,187       1,976       1,795
  Lease financing                                                                     15          51
- - -----------------------------------------------------------------------------------------------------------------------------
                                             Total                     4,228       6,537       6,908      12,765       7,806
 Recoveries
  Commercial, financial & agricultural secured by real-estate             76         100         704          90          24
  Other commercial, financial & agricultural                           1,030         683         577       1,529       1,196
  Commerical real-estate--mortgage                                       173         268         396         631         200
  Residential real-estate--mortgage                                        4                                               9
  Short-term real-estate--construction                                     1           1         361           1          35
  Installment                                                            473         417         526         439         466
  Lease financing                                                          0           5                       1
- - -----------------------------------------------------------------------------------------------------------------------------
            Total                                                      1,757       1,474       2,564       2,691       1,930
               Net charge-offs                                         2,471       5,063       4,344      10,074       5,876
  Additions:
    Provisions charged to operating expense                            6,000       7,000       8,000      12,494      12,506
    Allowance of subsidiary purchased                                                                        878
- - -----------------------------------------------------------------------------------------------------------------------------
    Ending balance                                                  $194,521    $190,992    $189,055    $185,399    $182,101
- - -----------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses to period-end loans                3.09%       2.86%       2.82%       2.68%       2.79%
- - -----------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------

CHARGE-OFF RATIOS
- - -----------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                    03/31/94    12/31/93    9/30/93     6/30/93     3/31/93
- - -----------------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average
  loans, net of unearned income                                         0.15%       0.30%       0.25%       0.60%       0.36%
- - -----------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

For the first quarter of 1994, non-interest income increased $2.1 million and non-interest expenses decreased $58.1 million over the same period in 1993.

Substantial write-downs of mortgage servicing intangible assets during 1993 resulted in a 68% decrease in the net book value of those assets. This lower book value resulted in reductions in amortization expense of capitalized excess service fees of $7.1 million and purchased mortgage servicing rights of $54.0 million in the first quarter 1994.

Non-interest income (excluding amortization expense for capitalized excess service fee assets) for the first quarter 1994 was $5.1 million lower than last year's first quarter principally due to securities gains of $6.0 million realized in the first quarter 1993. In addition, mortgage servicing fees were $5.8 million lower than last year's first quarter due principally to the fourth quarter 1993 sale of servicing rights for approximately $2.5 billion of loans and to accelerated prepayments in the servicing portfolio throughout 1993. The decline in mortgage servicing fees was offset by a $3.7 million increase in mortgage banking secondary marketing gains and a total $2.3 million increase in deposit account and merchant card processing fee income.

Non-interest expense (excluding amortization expense of purchased mortgage servicing rights) in the first quarter 1994 was $4.1 million lower than the first quarter 1993 principally due to a decrease in defaulted loan expense. Gains from the sale of real estate owned and lower operating expenses resulted in net defaulted loan income of $71 thousand in the first quarter 1994 compared to net expense of $3.5 million last year. A $1.0 million decline in the provision for foreclosure costs on residential mortgage loans serviced is attributable to a smaller servicing portfolio in the first quarter 1994 compared to the same period last year.

Partially offsetting the above decreases in non-interest expenses was an increase in employee benefit costs. The Corporation recognized $1.5 million of expense in connection with the adoption of SFAS No. 112, Employer's Accounting for Postemployment Benefits, during the first quarter 1994. The expense recognized under SFAS No. 112 replaced the pay-as-you-go method of accounting previously used by the Corporation for certain postretirement benefit expenses. Also contributing to the increase in employee benefit costs was a change in the discount rate used in determining the actuarial present value of projected pension and postretirement benefit obligations. This change in discount rate from 8.5% at December 31, 1992, to 7.0% at December 31, 1993, contributed to a

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

$0.9 million increase in both postretirement and pension expense in the first quarter 1994. The Corporation expects that cost savings from a change in the retiree health insurance plan will mitigate the increases in postretirement and pension expense beginning in the second quarter 1994.

The major components of the Corporation's non-interest income and non-interest expense are presented in Table 8 and Table 9, respectively, for the five most
recent quarters.   Also, refer to Table 10 Business Review for summary
financial information regarding the Corporations principal subsidiaries.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - --------------------------------------------------------------------------------
TABLE 8  NON-INTEREST INCOME
- - --------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------------------------------------
Three Months Ended (in thousands)                                        3/31/94    12/31/93     9/30/93    6/30/93    3/31/93
- - -------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                       15,113      15,117      15,176     15,362    $13,888
Merchant card processing fees                                              4,515       4,943       4,578      4,319      3,465
Mortgage servicing fees                                                   10,741      14,297      15,482     16,656     16,512
Amortization of capitalized excess service fees                           (1,056)     (1,750)     (4,711)    (4,266)    (8,200)
Loan service charges                                                       3,517       3,058       2,918      1,955      3,352
- - -------------------------------------------------------------------------------------------------------------------------------
     Service charges                                                      32,830      35,665      33,443     34,026     29,017

Trust and investment services income                                       5,080       4,923       4,619      4,837      5,143
Mortgage banking gains, net                                                4,746       6,919      16,984      4,681        998
Gains(losses) from sale of mortgage servicing rights                                   9,273                     53
Investments available for sale gains, net                                                             12        160      5,968
Other Income:
   Trading profits (losses)                                                 (379)        405         195        818        950
   Other                                                                  11,241      10,578      10,713     11,099      9,351
- - -------------------------------------------------------------------------------------------------------------------------------
    Other income                                                          10,862      10,983      10,908     11,917     10,301
- - -------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                            $53,518     $67,763     $65,966    $55,674    $51,427
- - -------------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - ------------------------------------------------------------------------------
TABLE 9  NON-INTEREST EXPENSE
- - ------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------------------------------------
Three Months Ended (in thousands)                                        3/31/94    12/31/93     9/30/93    6/30/93    3/31/93
- - -------------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                       $46,107     $45,663     $47,489    $44,586    $44,560
Other employee benefits                                                   15,208      12,760      12,198     13,257     12,990
Net occupancy                                                              7,652       7,615       7,460      7,529      7,337
Equipment                                                                 10,319      10,570       9,748     10,600     10,714
Outside services                                                           7,755       9,652       8,795      8,052      7,735
Defaulted loan expense, net
   Writedowns and losses from sale                                         1,900       4,451       4,379      3,542      1,903
   Gains from sale                                                        (3,234)     (1,451)     (1,077)    (2,149)      (827)
   Other operating expenses, net                                           1,263       3,177       2,724      1,426      2,404
Amortization of purchased mortgage servicing rights                        5,386       9,850      14,154     21,654     59,340
Other Expenses:
   FDIC Insurance                                                          5,386       5,392       5,406      5,526      5,474
   Assets held for sale, net (income)loss                                     64        (378)          8        (92)      (129)
   Communications                                                          2,321       2,180       2,434      2,322      2,441
   Stationery and supplies                                                 2,249       2,831       2,264      2,382      2,466
   Advertising                                                             1,619       2,218       1,971      2,060      1,906
   Michigan single business tax                                            2,181         583       1,827      2,062      2,209
   Postage                                                                 1,567       1,546       1,470      1,589      1,631
   Amortization of goodwill                                                  311         314         300        300        223
   Uncollected interest on early payoffs of loans serviced                 1,799       3,588       3,648      2,827      1,901
   Provision for foreclosure costs on loans serviced                         975         580         873        837      1,985
   Other                                                                   7,262       9,322       9,781      9,877      9,920
- - -------------------------------------------------------------------------------------------------------------------------------
    Other expenses                                                        25,734      28,176      29,982     29,690     30,027
- - -------------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                          $118,090    $130,463    $135,852   $138,187   $176,183
- - -------------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------------
Net overhead ratio (1)                                                      2.87%       2.74%       3.01%      3.57%      5.47%
Efficiency ratio (2)                                                       76.96%      74.63%      77.73%     83.67%    117.59%
- - -------------------------------------------------------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------------------------------------------------------

(1) Non-interest expense less non-interest income divided by average earning assets.
(2) Non-interest expense divided by the sum of net interest income on a fully taxable basis and non-interest income.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - --------------------------------------------------------------------------------------------------------------------------------
TABLE 10  BUSINESS REVIEW
- - --------------------------------------------------------------------------------------------------------------------------------
                                                              MNB
                                                        (excluding IOMC)               IOMC                       IOBOC
Three Months Ended March 31 (in thousands)              1994        1993          1994        1993          1994        1993
- - --------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                  $75,324     $66,272        $3,210      $3,589        $5,354      $5,785

Non-interest income                                      34,663      36,235        16,615      18,072           713         557
Gains from sale of mortgage servicing rights
Amortization of  capitalized excess service fees                                   (1,056)     (8,200)
Amortization of purchased mortgage servicing rights                                (5,386)    (59,340)
Other non-interest expense                              (80,597)    (79,660)      (19,901)    (21,390)       (5,092)     (4,493)
                                                       --------    --------      --------    --------      --------    --------
Income before taxes                                     $29,390     $22,847       ($6,518)   ($67,269)         $975      $1,849
                                                       --------    --------      --------    --------      --------    --------
                                                       --------    --------      --------    --------      --------    --------
At March 31
Total assets                                         $8,661,587  $9,097,583      $764,649  $1,105,107      $756,567    $856,187
Total Liabilities                                    $8,007,654  $8,494,364      $738,923  $1,069,131      $652,818    $731,943
Total Equity                                           $653,933    $603,219       $25,726     $35,976      $103,749    $124,244

Mortgage Servicing Portfolio :
  Originated Servicing                                                             $3,863      $4,187
  Purchased Servicing                                                              $5,076      $9,862
                                                                                 --------    --------
   Total                                                                           $8,939     $14,049
                                                                                 --------    --------
                                                                                 --------    --------

(1) Amounts include intercompany eliminations

Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - -----------------------------------------------------------------------------------------------------------------------------------
TABLE 10  BUSINESS REVIEW (Continued)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                          Texas Bank                 Holding Company and        Consolidated
                                                         Subsidiaries                other operations (1)            MNC
Three Months Ended March 31 (in thousands)               1994      1993               1994          1993        1994        1993
- - -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                   $5,598     $4,419           ($206)        ($107)      $89,280     $79,958

Non-interest income                                       1,539      1,966           1,044         2,797        54,574      59,627
Gains from sale of mortgage servicing rights
Amortization of  capitalized excess service fees                                                                (1,056)     (8,200)
Amortization of purchased mortgage servicing rights                                                             (5,386)    (59,340)
Other non-interest expense                               (5,244)    (3,739)         (1,870)       (7,561)     (112,704)   (116,843)
                                                       --------   --------        --------      --------      --------    --------
Income before taxes                                      $1,893     $2,646         ($1,032)      ($4,871)      $24,708    ($44,798)
                                                       --------   --------        --------      --------      --------    --------
                                                       --------   --------        --------      --------      --------    --------
At March 31
Total assets                                           $594,302   $497,277       ($648,432)  ($1,114,016)  $10,128,673 $10,442,138
Total Liabilities                                      $544,332   $458,248       ($646,607)  ($1,068,328)   $9,297,120  $9,685,358
Total Equity                                            $49,970    $39,029         ($1,825)     ($45,688)     $831,553    $756,780


(1) Amounts include intercompany eliminations

Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

                     MANAGEMENT'S DISCSSION AND ANALYSIS

INCOME TAX PROVISION


The Corporation is projecting an effective income tax rate for 1994 of 26%.
The difference between the effective tax rate and the federal statutory rate of 35% is largely due to tax exempt income from FDIC assistance received by Independence One Bank of California, as well as tax exempt interest income from obligations held by Michigan National Bank.

The increase in the effective income tax rate from (9.2%) in 1993 to 26% for 1994 is due to higher projected pre-tax earnings in 1994 and a lower level of tax-exempt FDIC assistance. This has the effect of increasing the percentage of projected taxable income relative to total projected pre-tax financial income, resulting in a higher effective tax rate.

The Omnibus Budget Reconciliation Act of 1993, signed into law by the President on August 10, 1993, increased the normal corporate statutory income tax rate by 1% to 35% effective January 1, 1993. This one-time adjustment, which increased the value of the Corporation's deferred tax assets, contributed to the Corporation's low tax rate in 1993.

CAPITAL RESOURCES

The capital position of the Corporation continues to be an important factor in developing corporate strategies and achieving established goals. Management reviews the various capital measures weekly and takes appropriate action to ensure that they are within established internal and external guidelines. Management believes the Corporation's capital position, which exceeds guidelines established by industry regulators, is adequate to support its various businesses.

The Office of the Comptroller of the Currency announced a proposed rulemaking to amend the agency's capital adequacy rules to explicitly include in the Tier 1 capital ratio net unrealized gains and losses on securities classified as available-for-sale resulting from the adoption of SFAS No. 115. Under SFAS No. 115, which the Corporation adopted effective January 1, 1994, these net unrealized holding gains and losses are reported as a separate component of stockholders' equity. Stockholders' equity is a major component of risk-based capital and current capital adequacy rules exclude these net unrealized gains and losses from stockholders' equity. The proposed rulemaking would amend the definition of stockholders' equity to include adjustments for both unrealized gains and losses on available-for-sale securities under SFAS No. 115.

- - -----------------------------------------------------------------------------------------------------------------------------------
TABLE 11 CAPITAL RATIOS
Quarter Ended  (in thousands)                                            3/31/94     12/31/93    9/30/93     6/30/93     3/31/93
- - -----------------------------------------------------------------------------------------------------------------------------------
Tier 1:
  Common shareholders' equity                                             $827,323    $815,590    $753,822    $733,564    $730,884
  Convertible preferred stock                                                                                                6,000
  Intangible assets                                                        (13,901)    (14,279)    (14,239)    (14,702)    (10,550)
  PMSR Capital Limitation                                                   (1,697)       (403)
  SFAS 109 Capital Limitation                                              (33,886)    (21,876)
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                                  $777,839    $779,032    $739,583    $718,862    $726,334
- - -----------------------------------------------------------------------------------------------------------------------------------
Tier 2:
  Allowance for possible credit losses (1)                                $100,508    $103,149    $103,718    $103,208    $100,609
  Equity commitment note                                                    15,212      15,212      15,212      18,012      18,012
  Equity contract note                                                      57,475      57,715      57,944      58,184      58,504
  Qualified subordinated debt
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                                  $173,195    $176,076    $176,874    $179,404    $177,125
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total qualifying capital                                              $951,034    $955,108    $916,457    $898,266    $903,459
- - -----------------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                                     6,980,006   7,233,972   7,389,159   7,540,523   7,319,376
Risk-weighted off-balance sheet exposure                                 1,074,546   1,032,619     922,510     730,814     739,858
- - -----------------------------------------------------------------------------------------------------------------------------------
    Less: disallowance for loan loss, intangibles & other                  146,200     124,880     101,496      97,333      92,507
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total risk-weighted assets and off-balance sheet exposure           $7,908,352  $8,141,711  $8,210,173  $8,174,004  $7,966,727
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------


- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
    Tier 1 risk based capital ratio                                           9.85%       9.57%       9.01%       8.79%       9.12%
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total risk based capital ratio                                           12.03%      11.73%      11.16%      10.99%      11.34%
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
    Leverage ratio                                                            7.84%       7.56%       7.09%       6.90%       7.12%
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------

(1) The allowance for possible credit losses is limited to 1.25% of the total risk-weighted assets and off-balance sheet exposure.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION & ANALYSIS

LIQUIDITY

The purpose of liquidity management is to ensure sufficient cash flow to meet all financial commitments and enable the Corporation to capitalize on opportunities for business expansion. The parent company manages its liquidity position to provide the cash necessary to service debt, pay dividends, invest in subsidiaries and satisfy other operating requirements. The subsidiary banks and subsidiary savings and loan manage liquidity to meet the needs of borrowers and to satisfy the need for deposit withdrawals. The Corporation is managing the asset/liability process toward a prudent level of liquidity thereby enhancing balance sheet strength. Management believes the Corporation's liquidity position is strong and is adequate to support its various businesses.



- - ------------------------------------------------------------------------------------------------------------------------------------
Table 12 Sources of Funds
- - ------------------------------------------------------------------------------------------------------------------------------------
Michigan National Corporation
Three Months Ended
(in thousands)                      3/31/94              12/31/93             9/30/93              6/30/93              3/31/93
- - ------------------------------------------------------------------------------------------------------------------------------------
                                          % of                 % of                 % of                 % of                 % of
                                          Total                Total                Total                Total                Total
                                          Asset                Asset                Asset                Asset                Asset
                              Balance    Funding   Balance    Funding   Balance    Funding   Balance    Funding   Balance    Funding
- - ------------------------------------------------------------------------------------------------------------------------------------
Core deposits                $7,555,568      75%  $7,770,981      76%  $7,560,474      73%  $7,683,909      73%  $7,477,476      71%
Discretionary deposits (1)      858,732       8%     852,255       8%     994,072       9%     928,755       9%   1,105,112      11%
Short-term borrowings           418,733       4%     293,293       3%     556,432       5%     654,351       6%     532,349       5%
Long-term debt                   76,752       1%      77,122       1%      77,998       1%      81,312       1%      82,192       1%
Equity                          831,553       8%     815,590       8%     781,397       8%     758,848       7%     756,781       7%
Other liabilities               387,337       4%     363,567       4%     425,037       4%     409,986       4%     488,228       5%
- - ------------------------------------------------------------------------------------------------------------------------------------
   Total                     10,128,675     100%  10,172,808     100%  10,395,410     100%  10,517,161     100%  10,442,138     100%
- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------

Parent Company:
  Subsidiaries' retained
  earnings available for
  dividends (2)                 $44,478              $33,104              $52,029              $31,426              $40,817
- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------

(1) Discretionary deposits consist of time deposits > $100,000 plus all brokered deposits.
(2) Retained earnings available for dividends is calculated based on current year-to-date net income plus two years' prior income less certain adjustments.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES



                                 PART 1 EXHIBIT


EXHIBIT (11)   COMPUTATION OF EARNINGS PER COMMON SHARE


- - ---------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
- - ---------------------------------------------------------------------------------------------------------------
                                                                           1994               1993
- - ---------------------------------------------------------------------------------------------------------------
(in thousands, except per share)

PRIMARY
  Net Income                                                                 $18,284           ($44,798)
                                                                      -----------------------------------------

  Average common shares outstanding                                           15,189             14,942
  Common stock equivalents                                                       188 (1)
                                                                      -----------------------------------------

  AVERAGE PRIMARY SHARES OUTSTANDING                                          15,377             14,942
                                                                      -----------------------------------------
                                                                      -----------------------------------------


  PRIMARY EARNINGS PER SHARE                                                   $1.19             ($3.00)
                                                                      -----------------------------------------
                                                                      -----------------------------------------



FULLY DILUTED
  Net Income                                                                 $18,284           ($44,798)
                                                                      -----------------------------------------

  Average common shares outstanding                                           15,189             14,942
  Common stock equivalents                                                       219 (1)
                                                                      -----------------------------------------

  AVERAGE FULLY DILUTED SHARES                                                15,408             14,942
   OUTSTANDING                                                        -----------------------------------------
                                                                      -----------------------------------------


  FULLY DILUTED EARNINGS PER SHARE                                             $1.19             ($3.00)
                                                                      -----------------------------------------
                                                                      -----------------------------------------

 (1) The Corporation has changed from the "if converted" method to the "treasury stock" method to calculate the dilutive effect of its Cancelable Mandatory Stock Purchase Contracts (Equity Contracts).

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

         See note G. of the Notes to Consolidated Financial Statements and Note
         U. of the 1993 Annual Report


Item 6.(a) - Exhibits

         Exhibit (10) - Material contracts
            Separation Agreement dated March 29, 1994, between Michigan National Corporation and Charles W. Kight. See page 48.

         Exhibit (11) - Statement regarding computation of per share earnings. See Part I Exhibit on page 45.

MICHIGAN NATIONAL CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MICHIGAN NATIONAL Corporation
                         (Registrant)



May 12, 1994              /s/ Joseph J. Whiteside
                              -----------------------
                              Executive Vice President
                              (Chief Financial Officer)


May 12, 1994              /s/ Robert V. Panizzi
                              -----------------------------------
                              First Vice President and Controller
                              (Chief Accounting Officer)

Item 6.(a)
EXHIBIT (10)
                              SEPARATION AGREEMENT

         The effective date of this Agreement is a date eight (8) days after the signing of the Agreement by the Employee.

         1.0. Definitions. The following definitions shall apply to this Agreement.

         1.1. Employee. The term "Employee" shall mean Charles W. Kight, his heirs, assigns, successors, executors, administrators, and personal representatives.

         1.2. Employer. The term "Employer" shall mean MICHIGAN NATIONAL CORPORATION, a Michigan corporation, and its affiliates and subsidiaries (including without limitation MICHIGAN NATIONAL BANK, a national banking association, and its subsidiaries); their respective successors and assigns; and their respective past, present and future officers, directors and employees, and their heirs, assigns, executors, administrators, personal representatives and successors.

         2.0. Release. In consideration of the lump sum payment in the amount of five hundred dollars ($500.00) to be paid by Employer to Employee, and for other consideration described in Schedule "A", to which Employee is not otherwise entitled, attached and incorporated into this Agreement, Employee voluntarily, knowingly and after adequate opportunity to review its provisions and to obtain the advice of legal counsel of his choice enters into this Separation Agreement with the express intention of extinguishing any current rights regarding employment which he now has with Employer.

         2.1. Employee expressly releases Employer from any claims of money, employment, reemployment and reinstatement, and from any claims, demands, actions, judgments and executions that he ever had, now has, or may have, whether in tort, contract or otherwise, based upon common law, equity or any statute of any state or the United States, against Employer, created by, or arising out of, any period of Employee's employment by or resignation from Employer.

               The Employer hereby releases, acquits, and forever discharges Employee from any and all grievances, claims, actions, charges, suits, causes of action, demands, rights, damages, levies, costs, executions, and expenses whatsoever, known or unknown, liquidated or unliquidated, fixed or contingent, direct or indirect, which the Employer may have against Employee. In the event Employee is named as a party defendant in any litigation involving his employment with Employer, Employer shall defend Employee and shall indemnify Employee for any costs, expenses, judgments or settlements incurred as a result of litigation, pursuant to the Michigan Corporation Act.

         2.2. Employee specifically intends that this release include any claims he may have for unlawful employment discrimination arising under Americans With Disabilities Act, Civil Rights Act of 1991, Older Worker's Benefit Protection Act, Title VII of the Civil Rights Act of 1964 as amended, the Age Discrimination in Employment Act as amended, Section 1981 of the Civil Rights Act of 1866, the Equal Pay Act of 1963, Section 1985 of the Civil Rights Action of 1871, the Rehabilitation Act of 1973, Executive Order 11246, the Americans With Disabilities Act, the Civil Rights Act of 1991, the Michigan Civil Rights Act known as the Elliott-Larson Act, and any other local, state or federal equal employment law, statute, public policy, order or regulation. Employee further represents that he has made no assignment of any of his claims or rights concerning his employment.

         3.0. Entire Settlement. The above stated consideration is the sole consideration to Employee for this Agreement, and it is expressly understood that such consideration is paid and accepted in full settlement of any claim arising out of the employment and/or resignation of Employee by Employer, whether known or unknown and whether ascertainable at the time of the execution of this instrument. This Agreement reflects the entire settlement agreement between Employee and Employer.

         4.0. No Admission of Liability. Employee acknowledges that Employer's payment of the consideration for this Agreement is not to be construed as an admission of any liability on the part of Employer, such liability being expressly denied by Employer.

         5.0. Representations. Each party warrants to the other that no promise or inducement has been offered or made except as stated in this Agreement or its attachment; that this Agreement is executed without reliance on any statement or representation by the other; and Employee warrants that he is of legal age and is legally competent to execute this Agreement and accept the full responsibility therefore.

         6.0. Resignation. Concurrent with the execution of this Agreement by Employee, Employee will tender to Employer his voluntary letter of resignation as an officer and employee of Employer, immediately effective as of the effective date of this Agreement, irrevocably terminating thereby all employment relationships Employee may have with Employer. Employee warrants that his resignation is intended to sever his employment relationship with Employer, will be immediately effective as stated above, and will not be dependent upon acceptance or other subsequent action of Employer.

         7.0. Confidentiality. The parties agree that the existence and the terms of this Separation Agreement are confidential and should not be disclosed to any other person, excluding advisors and family, or entity unless required by statute, regulation, or court order. If one party should violate the conditions of this confidentiality clause the other party shall be released from the restriction without penalty.

         8.0. Subpoenas. Employee agrees that he will immediately advise the Michigan National Corporation Legal Department at 27777 Inkster Road, P.O. Box 9065, Farmington Hills, Michigan 48333-9065 if he receives a subpoena for any proceeding in which Employer is involved, as a party or otherwise.

         9.0. Severability and Modification. If any clause of the Agreement is found to be invalid, it shall not affect the validity of the other provisions of this Agreement. This Separation Agreement contains the entire agreement of the parties and can only be modified by a subsequent written agreement.

         10.0. Authority. The Employer has expressly authorized, by all necessary corporate action, the negotiation, acceptance and execution of this Agreement and its terms by the undersigned corporate representative. By its representative's signature below, Employer acknowledges that it has voluntarily and knowingly authorized the execution of this Agreement and by that signature accepts the terms of this Agreement.

    11.0. Time for Consideration. Employee shall have up to 21 days to consider this Agreement from March 10, 1994, the date the Agreement was presented to him. If the Agreement has not been accepted within 21 days, Employer shall have the sole right to extend additional time for consideration or to withdraw the Agreement offer.

    12.0.  Revocation.  This Agreement may be revoked at any time, up to seven
(7) days following the signing of the Agreement, by notifying the Employer in writing. The Agreement shall not become enforceable or effective until the revocation period has expired.

    13.0. Confidentiality of Proprietary Information. Employee agrees that certain information concerning Employer which Employee obtained during the course of his employment with Employer is proprietary and confidential. Proprietary information includes financial, marketing, operational or other information, written or unwritten, not commonly known by the general public. Employee agrees that he will not disclose this information to any third party or make use of this information on behalf of Employee or on behalf of a third party. It is agreed that this Agreement shall not prevent Employee, in the pursuit of or employment in other employment, from using and drawing upon his experience resulting from his employment with Employer.

    IN WITNESS WHEREOF Employee states that he has read this Agreement and understands its meaning and intent, which is that it constitutes a complete General Release, that he has had adequate time and opportunity to consult with legal counsel prior to executing the Agreement, and that he has been advised in writing by Employer to consult with an attorney before executing the Agreement, and that he knowingly and willingly intends to be legally bound by the same, executes this Agreement as set forth below.

WITNESS:                                   "EMPLOYER"

                                           MICHIGAN NATIONAL CORPORATION

_____________________________              BY: /s/ DOUGLAS E. EBERT
                                                   Douglas E. Ebert

                                           Its: Chief Operating Officer

                                           Dated: 3-29-94



                                           "EMPLOYEE"

______________________________             /s/ CHARLES W. KIGHT
                                           Charles W. Kight

                                           Dated: 3-28-94

                                  SCHEDULE "A"

         This is the Schedule "A" referred to in the Separation Agreement executed between Michigan National Corporation and Charles W. Kight. This Schedule contains the additional compensation terms and conditions applicable thereto.

         1. Employee will receive in accordance with the respective terms of such plans such pension, deferred compensation, ESOP and other accrued deferred benefits in which he has become vested as of the effective date of this Agreement.

         2. Notwithstanding the vesting schedule stated in Employee's Supplemental Pension Agreement, Employee will be considered to have six (6) years of vesting as of the date of Employee separation.

         3. Employee will be considered to be fully vested as of the date of Employee's separation, in any stock options in which he would have been fully vested on October 31, 1994. Employee will be able to exercise those options anytime from the date of this Agreement through January 1, 1995.

         4. Employee's days of unused vacation accrued through the effective date of this Agreement will be paid to Employee in a lump sum computed at his regular bi-weekly base salary of $10,807.70, less withholding for Federal Income Tax, F.I.C.A., and other statutory deductions and deductions authorized by Employee, within a reasonable time, but in any event no later than Employer's second regular payroll payment date after the effective date of this Agreement.

         5. Employer will continue Employee's salary, in lieu, however, of the performance of additional services for Employer by Employee, subject to any reduction under Paragraph 10 below, through October 7, 1994, a period of thirty-four (34) weeks, computed at Employee's regular bi-weekly base salary of $10,807.70, less withholding for Federal Income Tax, F.I.C.A., and other statutory deductions and deductions authorized by Employee. These payments will be made bi-weekly as earned commencing with Employer's first regular payroll payment date after March 10, 1994 and continuing through October 7, 1994.

         6. Employee's Group Medical, Dental, and Vision insurance coverages in effect on the effective date of this Agreement will be continued by Employer through the end of the month in which wage continuation payments end, subject to Employee's payroll deductions, if any, required by the provisions of those benefit plans. Employer-paid non-contributory life insurance coverage, in an amount equal to two (2) times Employee's annual base salary, will be continued by Employer through the end of the month in which wage continuation payments end. At Employee's option, any existing amount of contributory life insurance coverage may be continued by Employee at Employee's sole expense through the end of the month in which wage continuation payments end.

         7. Employee's Short Term and Long Term Disability Insurance provided by Employer will be terminated effective as of the first business day following the effective date of this Agreement.

         8. Employee's existing Officer's Auto Insurance provided by Employer will be continued through the end of the month in which wage continuation payments end.

     9. In lieu of Employer providing outplacement assistance to Employee, Employer agrees to pay to Employee a lump sum amount equal to 15% of his current annual salary.

     10. Employee agrees that any outstanding business expense items will be submitted for reimbursement prior to the date of separation, and that his expense credit (X-Card) will be concurrently returned to his supervisor for destruction and closing of the account.

          Employee further agrees that any credit transactions, including personal transactions, charged to Employee's X-Card account which are in default following the date of separation may be immediately offset against his wage continuation payment due on August 24, 1994. Employee's signature on this Agreement constitutes a full, free and written consent and approval as required pursuant to all state and federal laws.

     11. Employee agrees that if he should obtain other employment, excluding part-time consulting or teaching up to $50,000.00 in compensation, during the term of this Separation Agreement, the separation pay will be reduced by the amount of wages earned from such outside employment. In the event the wage rate from outside employment shall be equal to or greater than the amount of separation pay, all obligations of Employer to pay such separation pay are extinguished. Employee is obligated and agrees to report to Human Resources any outside employment which is obtained during the term of this Agreement.

    This Schedule "A" is to be read as a part of the attached Separation Agreement.

    There are no additional terms or conditions.


WITNESS:                                   "EMPLOYER"

                                           MICHIGAN NATIONAL CORPORATION
____________________________               BY: /s/ DOUGLAS E. EBERT
                                                   Douglas E. Ebert

                                           Its: Chief Operating Officer

                                           Dated: 3-29-94



                                           "EMPLOYEE"

_____________________________              /s/ CHARLES W. KIGHT
                                           Charles W. Kight

                                           Dated: 3-28-94