Form 10-Q
period 1994-06-30
MICHIGAN NATIONAL CORP
filed 1994-08-15
CIK 65660

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C., 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED  JUNE 30, 1994

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

Yes   X       No

Common stock outstanding at July 31, 1994 - 15,300,498 SHARES

Michigan National Corporation
and Subsidiaries

                                   FORM 10-Q
                                     INDEX

PART I.  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

  Consolidated Statement of Income:
    Three Months Ended June 30, 1994 and 1993                                  1
    Six Months Ended June 30, 1994 and 1993                                    3

  Consolidated Statement of Condition:
    June 30, 1994 and December 31, 1993                                        5

  Consolidated Statement of Changes in Shareholders' Equity:
    Six Months Ended June 30, 1994 and 1993                                    7

  Consolidated Statement of Cash Flows:
    Six Months Ended June 30, 1994 and 1993                                    8

  Notes to Financial Statements                                               10


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  20

Part I   Exhibit                                                              56


PART II. OTHER INFORMATION

Item  1.   Legal Proceedings                                                  57

Item  4.   Results of Votes of Security Holders                               57

Item 6.(a) Exhibits                                                           57

Signatures                                                                    58

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                                                                                              CONSOLIDATED STATEMENT OF INCOME
                                                                                                           (UNAUDITED)
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                            THREE MONTHS ENDED       INCREASE
                                                                                                 JUNE 30            (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                           1994            1993
- - -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Federal funds sold and resale agreements                                               $2,473          $2,707          ($234)
  Interest-bearing deposits with banks                                                    4,318           1,220          3,098
  Money market investments                                                                  110              50             60
  Investment securities available for sale                                                4,336             526          3,810
  Investment securities held to maturity                                                 18,169          23,555         (5,386)
  Trading securities                                                                        964           1,514           (550)
  Loans and lease financing, including related fees                                     129,812         142,225        (12,413)
  Note receivable-FDIC                                                                    3,818           5,794         (1,976)
- - -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                164,000         177,591        (13,591)

INTEREST EXPENSE
  Money market accounts                                                                  14,662          14,806           (144)
  Savings deposits                                                                        5,864           7,517         (1,653)
  Time deposits < $100,000                                                               33,604          41,131         (7,527)
  Time deposits > $100,000                                                                6,485           8,096         (1,611)
  Short-term borrowings                                                                   4,225           3,907            318
  Long- term debt                                                                         1,567           1,629            (62)
  FDIC assistance                                                                        (3,339)         (3,404)            65
- - -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                63,068          73,682        (10,614)
   NET INTEREST INCOME                                                                  100,932         103,909         (2,977)
   PROVISION FOR POSSIBLE CREDIT LOSSES                                                   6,000          12,494         (6,494)
- - -------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE CREDIT LOSSES                                                               94,932          91,415          3,517
- - -------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                         31,468          34,026         (2,558)
 Trust and investment services income                                                     4,472           4,837           (365)
 Mortgage banking gains, net                                                              4,406           4,681           (275)
 Gains (losses) from sale of mortgage servicing rights                                                       53            (53)
 Investments available-for-sale gains, net                                                                  160           (160)
 Other income                                                                            11,547          11,917           (370)
- - -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                            51,893          55,674         (3,781)

NON-INTEREST EXPENSE
 Salaries and wages                                                                      46,625          44,586          2,039
 Other employee benefits                                                                 13,971          13,257            714
 Net occupancy expense                                                                    7,645           7,529            116
 Equipment expense                                                                       10,517          10,600            (83)
 Outside services                                                                         8,306           8,052            254
 Defaulted loan (income) expense, net                                                    (2,462)          2,819         (5,281)
 Amortization of purchased mortgage servicing rights                                      3,027          21,654        (18,627)
 Other expenses                                                                          25,883          29,690         (3,807)
- - --------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                          113,512         138,187        (24,675)
- - --------------------------------------------------------------------------------------------------------------------------------
    INCOME  BEFORE INCOME TAXES                                                          33,313           8,902         24,411
     Income tax provision  (benefit)   (Note I)                                         (29,981)                       (29,981)
- - -------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                                          $63,294          $8,902        $54,392
===============================================================================================================================

The Consolidated Statement of Income is continued on the next page.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                                                                                               CONSOLIDATED STATEMENT OF INCOME
                                                                                                         continued  (UNAUDITED)

- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                           THREE MONTHS ENDED        INCREASE
                                                                                                 JUNE 30            (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                           1994            1993
- - -------------------------------------------------------------------------------------------------------------------------------
NET INCOME  PER COMMON SHARE                                                              $4.06           $0.58          $3.48
- - -------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES AND COMMON STOCK EQUIVALENTS OUTSTANDING                           15,584          15,225            359
- - -------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                  $0.50           $0.50
===============================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                                                                                              CONSOLIDATED STATEMENT OF INCOME
                                                                                                                   (UNAUDITED)

- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                             SIX MONTHS ENDED        INCREASE
                                                                                                 JUNE 30            (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                           1994            1993
- - -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Federal funds sold and resale agreements                                               $7,225          $6,796           $429
  Interest-bearing deposits with banks                                                    6,593           2,194          4,399
  Money market investments                                                                  183              94             89
  Investment securities available for sale                                                7,868           2,548          5,320
  Investment securities held to maturity                                                 34,526          46,056        (11,530)
  Trading securities                                                                      1,973           3,279         (1,306)
  Loans and lease financing, including related fees                                     256,342         275,800        (19,458)
  Note receivable-FDIC                                                                    7,707          11,934         (4,227)
  Guaranteed yield on covered assets                                                                         32            (32)
- - -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                322,417         348,733        (26,316)

INTEREST EXPENSE
  Money market accounts                                                                  28,815          30,519         (1,704)
  Savings deposits                                                                       12,640          14,732         (2,092)
  Time deposits < $100,000                                                               68,608          84,948        (16,340)
  Time deposits > $100,000                                                               12,677          17,542         (4,865)
  Short-term borrowings                                                                   6,987           8,288         (1,301)
  Long- term debt                                                                         3,103           3,265           (162)
  FDIC assistance                                                                        (6,625)         (6,934)           309
- - -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                               126,205         152,360        (26,155)
   NET INTEREST INCOME                                                                  196,212         196,373           (161)
   PROVISION FOR POSSIBLE CREDIT LOSSES                                                  12,000          25,000        (13,000)
- - -------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE CREDIT LOSSES                                                              184,212         171,373         12,839
- - -------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                         64,298          63,043          1,255
 Trust and investment services income                                                     9,552           9,980           (428)
 Mortgage banking gains, net                                                              9,152           5,679          3,473
 Gains (losses) from sale of mortgage servicing rights                                                       53            (53)
 Investments available-for-sale gains, net                                                                6,128         (6,128)
 Other income                                                                            22,409          22,218            191
- - -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                           105,411         107,101         (1,690)

NON-INTEREST EXPENSE
 Salaries and wages                                                                      92,732          89,146          3,586
 Other employee benefits                                                                 29,179          26,247          2,932
 Net occupancy expense                                                                   15,297          14,866            431
 Equipment expense                                                                       20,836          21,314           (478)
 Outside services                                                                        16,061          15,787            274
 Defaulted loan (income) expense, net                                                    (2,533)          6,299         (8,832)
 Amortization of purchased mortgage servicing rights                                      8,413          80,994        (72,581)
 Other expenses                                                                          51,617          59,717         (8,100)
- - -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                          231,602         314,370        (82,768)
- - -------------------------------------------------------------------------------------------------------------------------------

    INCOME (LOSS)  BEFORE INCOME TAXES                                                   58,021         (35,896)        93,917
     Income tax provision (benefit)    (Note I)                                         (23,557)                       (23,557)
- - -------------------------------------------------------------------------------------------------------------------------------
    NET INCOME  (LOSS)                                                                   81,578         (35,896)       117,474
===============================================================================================================================

The Consolidated Statement of Income is continued on the next page.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                                                                                             CONSOLIDATED STATEMENT OF INCOME
                                                                                                 continued  (UNAUDITED)

- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                             SIX MONTHS ENDED        INCREASE
                                                                                                 JUNE 30            (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                           1994            1993
- - -------------------------------------------------------------------------------------------------------------------------------
NET INCOME  (LOSS) PER COMMON SHARE                                                       $5.27          $(2.39)         $7.66
- - -------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES AND COMMON STOCK EQUIVALENTS OUTSTANDING                           15,474          15,018            456
- - -------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                  $1.00           $1.00
- - -------------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                                                                       CONSOLIDATED STATEMENT OF CONDITION
                                                                       (UNAUDITED)
- - -------------------------------------------------------------------------------------------------------------
                                                                        June 30,         December 31,
(IN THOUSANDS EXCEPT SHARE AMOUNTS)                                       1994               1993
- - -------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                                                     $476,498           $518,080
 Federal funds sold and resale agreements                                     207,768            483,000
- - -------------------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                            684,266          1,001,080

 Interest-bearing deposits with banks                                         440,716            121,445
 Money market investments                                                      13,734             11,513
 Investment securities available for sale (amortized cost of
  $261,295 and $893 at 06/30/94 and 12/31/93, respectively)  (Note C)
    Mortgage-backed securities                                                121,231
    U.S. Government and other securities                                      142,995                893
 Investment securities held to maturity, (market value of $1,308,200
  and $1,343,657 at 06/30/94 and 12/31/93, respectively)   (Note C)
    Mortgage-backed securities                                                740,817            983,765
    U.S. Government and other securities                                      581,040            330,008
 Trading securities                                                            95,005             70,113

 Residential mortgages held for sale   (Note D)                               331,300            583,056
 Loans and lease financing   (Note D)                                       6,100,665          6,106,829
- - -------------------------------------------------------------------------------------------------------------
   Total Loans and Lease Financing                                          6,431,965          6,689,885
   Unearned income                                                            (26,706)           (18,619)
   Allowance for possible credit losses                                      (188,585)          (190,992)
- - -------------------------------------------------------------------------------------------------------------
   Net Loans and Lease Financing                                            6,216,674          6,480,274

 Note receivable-FDIC                                                         348,930            462,535
 Premises and equipment, net                                                  187,204            199,142
 Due from customers on acceptances                                              3,124                612
 Accrued income receivable                                                     82,219             77,347
 Purchased mortgage servicing rights, net                                      42,740             49,389
 Capitalized excess service fees, net                                           6,404              6,869
 Property from defaulted loans and other real estate owned, net                56,957             98,066
 Other assets                                                                 272,310            279,757
- - -------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                          $10,036,366        $10,172,808
=============================================================================================================


The Consolidated Statement of Condition is continued on the next page.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                                                                       CONSOLIDATED STATEMENT OF CONDITION
                                                                             continued  (UNAUDITED)
- - -------------------------------------------------------------------------------------------------------------
                                                                        June 30,         December 31,
(IN THOUSANDS EXCEPT SHARE AMOUNTS)                                       1994               1993
- - -------------------------------------------------------------------------------------------------------------
LIABILITIES
  Non-interest bearing demand deposits                                     $1,704,203         $1,995,940
  Interest-bearing deposits:
     Money market accounts                                                  2,102,142          2,195,670
     Savings deposits                                                       1,175,555          1,183,280
     Time deposits < $100,000                                               2,528,780          2,699,512
     Time deposits > $100,000                                                 644,847            650,677
- - -------------------------------------------------------------------------------------------------------------
     Total Deposits                                                         8,155,527          8,725,079

 Short-term borrowings   (Note E)                                             709,301            293,293
 Customer acceptances outstanding                                               3,124                612
 Accrued liabilities                                                          200,179            261,112
 Long-term debt                                                                76,400             77,122
- - -------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                       9,144,531          9,357,218

   Contingencies and Commitments  (Notes F and G)

SHAREHOLDERS' EQUITY
  Common stock,  $10 par value, authorized  50,000,000 shares                 152,933            151,764
  Surplus                                                                     202,256            195,466
  Retained earnings                                                           549,953            483,572
  Net unrealized gains on investment
      securities available-for-sale  (Note C)                                   1,905
  Note receivable-ESOP                                                        (15,212)           (15,212)
- - -------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                891,835            815,590
- - -------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $10,036,366        $10,172,808
=============================================================================================================
 Common stock outstanding                                                  15,293,257         15,176,336
=============================================================================================================

Certain prior period amounts have been reclassified in order to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                                                                                   CONSOLIDATED STATEMENT OF CHANGES
                                                                                       IN SHAREHOLDERS' EQUITY
                                                                                             (UNAUDITED)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Net
                                                                                              unrealized
                                                                                                 gain on
                                                                                              investment
                                         Convertible                                          securities         Note
                                           Preferred       Common                  Retained    available   Receivable
(in thousands)                                 Stock        Stock      Surplus     Earnings     for sale         ESOP        Total
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1993                      $6,000     $149,079     $185,759     $482,949                  ($18,012)    $805,775
 Net income                                                                         (35,896)                               (35,896)
 Unrealized loss on marketable
   equity securities                                                                     12                                     12
 Common stock issued, net                                     918        3,183                                               4,101
 Conversion of preferred stock                (6,000)       1,200        4,800
 Cash dividends
    Common stock                                                                    (15,054)                               (15,054)
    Convertible preferred stock                                                         (90)                                   (90)
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1993                                   $151,197     $193,742     $431,921                  ($18,012)    $758,848
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                                 $151,764     $195,466     $483,572                  ($15,212)     815,590
 Net income                                                                          81,578                                 81,578
Net unrealized gain/(loss) on securities
   classified as available for sale (Note C)                                                       2,931                     2,931
Tax effect of unrealized gain/(loss) on
   investment securities
   classified as available for sale                                                               (1,026)                   (1,026)
 Common stock issued, net                                   1,169        6,790                                               7,959
 Cash dividends
    Common stock                                                                    (15,197)                               (15,197)
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                                   $152,933     $202,256     $549,953       $1,905     ($15,212)    $891,835
- - -----------------------------------------------------------------------------------------------------------------------------------


MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                                                                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                   (UNAUDITED)
- - ------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30 (in thousands)                                                           1994         1993
- - ------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                       $81,578     ($35,896)
  Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
    Provision for possible credit losses                                                            12,000       25,000
    Depreciation and amortization expense                                                           28,658      111,983
    Net amortization(accretion) associated with investment securities                                2,053          (12)
    Write-downs of property from defaulted loans                                                     3,175        4,403
    Net deferred income taxes                                                                      (27,294)     (28,694)
    Gain from sale of investment securities available for sale (Note C)                                          (6,127)
    Gain from sale of fixed assets                                                                     233          597
    Gain from sale of mortgage servicing rights                                                                     (53)
    Net gain from sale of property from defaulted loans                                             (9,545)      (1,887)
    (Increase)decrease in operating assets:
        Trading account securities                                                                 (24,892)    (101,891)
        Accrued interest receivable                                                                 (4,872)      (3,725)
        Residential mortgages held for sale                                                        251,756       61,706
        Pending investment and trading securities sales                                            (29,881)     (57,598)
        Capitalized excess service fees                                                             (1,380)      (3,469)
        Other assets                                                                                62,592      (12,745)
    Increase (decrease) in operating liabilities:
        Accrued interest payable                                                                        11       (5,474)
        Pending investment and trading securities purchases                                        (17,029)      32,955
        Accrued liabilities                                                                        (43,915)      62,030
    Other, net                                                                                       1,156        1,123
- - ------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                 $284,404      $42,226
- - ------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Payments for:
     Purchase of investment securities available for sale                                        ($127,804)     ($1,193)
     Purchase of investment securities held to maturity                                           (496,425)    (348,324)
     Purchase of premises and equipment                                                             (7,219)     (16,238)
     Purchase of mortgage servicing rights                                                          (1,764)      (7,879)
     Capital expenditures on property from defaulted loans                                          (1,397)      (2,251)
  Purchase of subsidiary, net of cash and cash equivalents acquired                                                (727)
  Proceeds from:
     Sale of investment securities held to maturity                                                              13,068
     Sale of investment securities available for sale                                                           164,602
     Principal collection of investment securities available for sale                               15,267       21,092
     Principal collection of investment securities held to maturity                                338,238      194,875
     Sale of premises and equipment                                                                  1,447           75
     Sale and principal collection of property
        from defaulted loans                                                                        49,020       25,357
  Net decrease (increase) in:
      Interest-bearing deposits with banks                                                        (319,271)     102,520
      Money market investments                                                                      (2,221)      (1,934)
      Loans and lease financing                                                                     (1,161)    (216,618)
      Covered assets and FDIC assistance                                                                         18,410
      Note receivable-FDIC                                                                         113,605      162,293
- - ------------------------------------------------------------------------------------------------------------------------
        Net cash (used) provided by investing activities                                         ($439,685)    $107,128
- - ------------------------------------------------------------------------------------------------------------------------

The Consolidated Statement of Cash Flows is continued on the next page.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                                                                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                          (UNAUDITED)    (continued)
- - ------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30 (in thousands)                                                           1994         1993
- - ------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Payments for:
     Long-term debt                                                                                  ($751)       ($899)
     Common stock dividends                                                                        (15,197)     (15,054)
     Preferred stock dividends                                                                                      (90)
     Repurchase of common stock                                                                        (20)         (20)
  Proceeds from issuance of:
     Common stock                                                                                    7,979        4,121
  Net (decrease)increase in:
      Deposits                                                                                    (569,552)    (463,931)
      Short-term borrowings                                                                        416,008      126,257
- - ------------------------------------------------------------------------------------------------------------------------
        Net cash (used) by financing activities                                                  ($161,533)   ($349,616)
- - ------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                        ($316,814)   ($200,262)
Cash and cash equivalents at beginning of year                                                   1,001,080    1,013,995
- - ------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                                              $684,266     $813,733
========================================================================================================================
Supplemental disclosures of cash flow information:
a.)  Cash transactions:
      Interest paid                                                                               $126,195     $157,835
      Federal income taxes paid (net of refunds)                                                    13,194          900
      State taxes paid (net of refunds)                                                                187          368
      FDIC tax sharing payment                                                                       5,604
b.)  Non-cash transactions in loans and lease financing:
       Transfer from loans to property from defaulted loans                                          9,071        8,902
       Loans originated to finance sales of property from defaulted loans                            7,982        4,900
       Transfer to loans from assets held for sale                                                      84
       Transfer from covered assets to loans and lease financings                                                   114
- - ------------------------------------------------------------------------------------------------------------------------

                                                       April 1, 1993
Supplemental Schedule of Acquisition                  (In Thousands)
- - ----------------------------------------------------------------------------------------------
Cash paid for common stock and stock options                                           16,746
Fair Market value of assets acquired                            117,920
Fair Market value of liabilities acquired                       105,293
- - ----------------------------------------------------------------------------------------------
Fair market value of net assets                                                        12,627
- - ----------------------------------------------------------------------------------------------
Cost in excess of fair value of net assets
   acquired ("goodwill")                                                                4,119
- - ----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Certain prior period amounts have been reclassified in order to conform to current year presentation.

          MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES (UNAUDITED)

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated operating results of the Corporation for the three and six months ended June 30, 1994 and 1993, its financial position at June 30, 1994, and December 31, 1993, and cash flows for the six months ended June 30, 1994, and 1993. Certain prior period amounts were reclassified to conform with the current period presentation. The operating results for the three and six months ended June 30, 1994, are not necessarily indicative of operating results to be expected for the year ending December 31, 1994.

The Corporation uses the equity method to account for its 49% investment in Bloomfield Hills Bancorp, Inc., which is not materially different than consolidation. The amount of accumulated retained earnings from this subsidiary included in consolidated retained earnings was approximately $277 thousand at June 30, 1994. At December 31, 1993, accumulated retained earnings of approximately $184 thousand from this subsidiary were included in consolidated retained earnings.

These financial statements and related notes should be read in conjunction with the Michigan National Corporation 1993 Annual Report (1993 Annual Report). Terms used in this report are defined on page 6 of the 1993 Annual Report.

          MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES (UNAUDITED)

                        NOTES TO FINANCIAL STATEMENTS

B.   SALES.

On August 11, 1994, the Corporation's principal banking subsidiary, Michigan National Bank and its mortgage banking subsidiary, Independence One Mortgage Corporation, entered into an agreement with Norwest Mortgage, Inc. (Norwest) to sell certain of its assets, including its $8.6 billion mortgage servicing rights portfolio, its mortgage servicing operation and non-Michigan loan origination business. Norwest would also assume certain liabilities including the lease obligations of 20 branch production offices and a large portion of IOMC's national servicing facility. The Corporation's best estimate is that this sale will result in an after-tax gain, net of transaction costs, of approximately $27 million. Subject to the receipt by Norwest of various approvals, the transaction is expected to close in the third quarter of 1994.

On May 6, 1994, the Corporation entered into an agreement with International Bank of Commerce to sell First State Bank and Trust Company (First State) for a cash purchase price of approximately $28 million. First State's net equity at June 30, 1994, was $21.9 million. The transaction is subject to regulatory approvals and is expected to be concluded in the fourth quarter, 1994.

On April 5, 1994, the Corporation entered into an agreement with Comerica Incorporated to sell Lockwood Banc Group, Inc. (Lockwood) and its wholly owned subsidiary, Lockwood National Bank of Houston for a cash purchase price of $44 million. Lockwood's net equity at June 30, 1994, was $29.3 million. The transaction was completed August 4, 1994, at a pre-tax gain of approximately $15 million.


C.   INVESTMENT SECURITIES

There were no sales of securities during the second quarter and six months ended June 30, 1994.

The Corporation realized gross gains of sixty eight thousand dollars and no losses from securities classified as available for sale during the three months ended June 30, 1993. For the six months ended June 30, 1993, gross gains of $6.6 million and gross losses of $0.6 million were realized from sales of securities classified as available for sale. The remaining balance of the security gains category for each period in 1993 consisted of non-sales related activity, including write-offs of premiums and discounts associated with early pay-offs of securities.

Effective January 1, 1994, the Corporation adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement requires investment in equity and debt securities be classified in three categories and accounted for as follows: (i) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings;
(iii) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity on an after-tax basis.

Upon initial application of this Statement, the Corporation transferred securities with a book value of approximately $135.6 million and a market value of approximately $144.7 million to the Available for Sale portfolio from the Held to Maturity portfolio.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

C. INVESTMENT SECURITIES (continued)

- - ------------------------------------------------------------------------------------------------------------------------------------
The following summarizes the book value, estimated market value, and gross unrealized gains and losses of investment securities at June 30, 1994 and December 31, 1993.
- - ------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                          6/30/94                                         12/31/93
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                        Estimated                                        Estimated
                                                                         Market                                           Market
                                                   Gross      Gross       Value                     Gross      Gross       Value
                                     Amortized  Unrealized  Unrealized  (Carrying     Amortized  Unrealized  Unrealized  (Carrying
                                        Cost       Gains      Losses     Value)          Cost       Gains      Losses     Value)
- - ------------------------------------------------------------------------------------------------------------------------------------
Investment securities
    available-for-sale:
Mortgage-backed securities             $116,293      $4,938               $121,231
U.S. Treasury, Government agencies
     and corporations                   104,753                 1,951      102,802      $893                                $893
Other securities                         40,249                    56       40,193
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities
        available-for-sale             $261,295      $4,938    $2,007     $264,226      $893                                $893
====================================================================================================================================
                                     Amortized                                        Amortized
                                        Cost       Gross      Gross     Estimated        Cost       Gross      Gross     Estimated
                                     (Carrying  Unrealized  Unrealized   Market       (Carrying  Unrealized  Unrealized   Market
                                       Value)      Gains      Losses      Value         Value)      Gains      Losses      Value
- - ------------------------------------------------------------------------------------------------------------------------------------
Investment securities
    held-to-maturity:
Mortgage-backed securities             $740,817      $4,196   $15,081     $729,932      $983,765     $25,900    $2,526   $1,007,139
U.S. Treasury, Government agencies
     and corporations                   452,750         950     5,163      448,537       275,484       4,351        12      279,823
State and municipal securities           35,389       1,460        17       36,832        38,918       2,181        12       41,087
Other securities                         92,901         112       114       92,899        15,606           2                 15,608
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities
        held-to-maturity             $1,321,857      $6,718   $20,375   $1,308,200    $1,313,773     $32,434    $2,550   $1,343,657
====================================================================================================================================

Investment securities with a book value of $638 million at June 30, 1994 were pledged to collateralize deposits of public funds and for other purposes required or permitted by law; at December 31, 1993, the corresponding amount was $656 million. In addition, at December 31, 1993, mortgage-backed investment securities with a book value of $14 million (market value of $15 million) were pledged to collateralize repurchase agreements. For the quarter ended June 30, 1994 there were no mortgage-backed securities pledged to collateralize repurchase agreements. In addition, treasury securities at June 30, 1994 with a book value of $317 million were pledged to collateralized repurchase agreements; at December 31, 1993 no treasury securities were pledged to collateralize repurchase agreements.





























- - ------------------------------------------------------------------------------------------------------------------------------------
The following summarizes interest and dividend income from investment securities for the three and six month periods ended
June 30, 1994 and 1993.
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                               1994                                             1993
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                  3 Months              6 Months                   3 Months              6 Months
                                                ------------          -------------              ------------          -------------
Mortgage-backed securities                           $2,670                 $5,714                       $92                 $1,767
U.S. Treasury, Government agencies
    and corporations                                  1,215                  1,702                       434                    781
Other securities                                        451                    452
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities available for sale     $4,336                 $7,868                      $526                 $2,548
====================================================================================================================================
Mortgage-backed securities                          $10,863                $22,541                   $19,193                $37,474
U.S. Treasury, Government agencies
    and corporations                                  6,176                 10,042                     3,528                  6,903
State and municipal securities                          558                  1,137                       617                  1,283
Other securities                                        572                    806                       217                    396
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities held to maturity      $18,169                $34,526                   $23,555                $46,056
- - ------------------------------------------------------------------------------------------------------------------------------------

Income from Other Securities includes dividends of $452 thousand and $173 thousand for the three months ended June, 1994 and 1993, respectively, and $634 thousand and $309 thousand for the six months ended June 30, 1994 and 1993, respectively.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

D.  LOANS AND LEASE FINANCING  (UNAUDITED)

- - ---------------------------------------------------------------------------------------------------------------------------
The following summarizes loans and lease financing at June 30, 1994 and December 31, 1993.
- - ---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                             6/30/94         12/31/93
- - ---------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural secured by real estate                   $926,081        $971,917
Other commercial, financial & agricultural                                   2,392,341       2,373,707
Commercial real estate-mortgage                                              1,183,585       1,238,177
Residential real estate-mortgage
   mortgages held for sale                                                     331,300         583,056
   mortgages held for investment                                               436,257         465,904
Short-term real estate-construction                                            149,843         159,594
Installment                                                                    870,703         780,532
Lease financing                                                                141,855         116,998
- - ---------------------------------------------------------------------------------------------------------------------------
   Total                                                                     6,431,965       6,689,885
 Unearned income                                                               (26,706)        (18,619)
- - ---------------------------------------------------------------------------------------------------------------------------
   Total                                                                    $6,405,259      $6,671,266
===========================================================================================================================

          MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES (UNAUDITED)

                        NOTES TO FINANCIAL STATEMENTS

E.  SHORT-TERM BORROWINGS

Effective May 31, 1994, the Corporation canceled a $25 million, three year line of credit. The original commitment period would have expired April 30, 1995. The commitment period of a second facility, a $20 million 364 day line of
credit, expired March 10, 1994.   These two facilities were established in the
second quarter of 1992 to support the Corporation's commercial paper program and for a variety of general corporate purposes. The facilities are no longer necessary because the Corporation has not issued commercial paper for several years and has sufficient sources of liquidity available to fund its operations.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

E.  SHORT-TERM BORROWINGS  (UNAUDITED)

- - ----------------------------------------------------------------------------------------------
The following summarizes short-term borrowings at June 30, 1994 and December 31, 1993.
(in thousands)                                                 6/30/94              12/31/93
- - ----------------------------------------------------------------------------------------------
Federal funds purchased and repurchase agreements               $558,885             $133,925
Other short-term borrowings                                      150,416              159,368
- - ----------------------------------------------------------------------------------------------
    Total short-term borrowings                                 $709,301             $293,293
==============================================================================================

       MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES       (UNAUDITED)

                        NOTES TO FINANCIAL STATEMENTS

F.FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to realize profits.

- - ----------------------------------------------------------------------------------------------------------------------------
The following summarizes financial instruments with off-balance sheet risk at June 30, 1994 and December 31, 1993.
(UNAUDITED)
(in thousands)                                                              CONTRACT OR NOTIONAL AMOUNT
- - ----------------------------------------------------------------------------------------------------------------------------
                                                                           6/30/94             12/31/93
Financial instruments whose contract amounts
represent credit risk:
  Commitments to extend credit                                           $3,801,081           $3,431,721
  Standby and other letters of credit                                       252,635              221,580
  Other assets sold with recourse                                            93,406              115,681
Financial instruments whose contract or notional
amounts exceed the amount of credit risk:
  Forward and futures contracts
    Commitments to sell                                                     335,825              701,478
  Foreign exchange contracts                                                 11,636                4,565
  Interest rate swap contracts                                            2,772,408            2,514,207
  Interest rate caps                                                         40,750               10,000
============================================================================================================================

        MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES     (UNAUDITED)

                        NOTES TO FINANCIAL STATEMENTS


G.    LEGAL PROCEEDINGS


A class action lawsuit was filed by Thomas Bradford against Independence One Mortgage Corporation (IOMC) in the Supreme Court of New York for Monroe County and subsequently removed to the U.S. District Court for the Western District of New York and subsequently transferred to the U.S. District Court for Northern District of Illinois (Civil Action File No. 93-CV-6423T). The Plaintiff alleges that IOMC requires its mortgagors to deposit excessive funds into their escrow accounts for the payment of property taxes, insurance and other obligations. The Plaintiffs seek a refund to current mortgagors from their escrow accounts and the payment of interest on the alleged "excess" funds held by IOMC. Management and legal counsel believe that there are numerous valid defenses to this claim. Based upon the substantial defenses available, it is believed that the ultimate outcome of this claim will not have a material adverse impact on the financial condition of the Corporation. The ultimate outcome and liability with respect to this lawsuit, if any, is not presently determinable.

Other than that which is stated above, there have been no material developments in any previously reported legal proceedings brought against the Corporation, nor any new material legal proceedings brought against the Corporation during the period January 1, 1994 through July 31, 1994.



H.   POSTEMPLOYMENT BENEFITS

In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, Employer's Accounting for Postemployment Benefits. This Statement requires accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement (e.g., salary continuation, severance and disability benefits, job training and counseling and continuation of benefits such as health care and life insurance coverage). Postemployment benefit expense recognized under these requirements will replace the "pay-as-you-go" method of accounting previously utilized by the Corporation for certain postemployment benefits. The Statement is effective for financial statements with fiscal years beginning after December 15, 1993. The Corporation adopted this Statement effective January 1, 1994, and recognized $1.5 million of personnel benefit expense upon adoption.

I.  INCOME TAXES

In the second quarter tax benefits of approximately $42.8 million were recognized, $40.2 million of which were reflected in earnings, and $2.6 million of which were added directly to shareholders' equity - surplus. These tax benefits are related to the 1988 acquisition of IOBOC. The ability of the Corporation to realize these benefits was challenged by the U.S. Treasury Department in a report issued in March 1991 to Congress. Congress addressed this matter in the Revenue Reconciliation Bill of 1993, and denied recognition of certain tax benefits occurring after March 3, 1991. As a result of this Congressional action and recent discussions with the Federal government concerning the Corporation's tax returns, the Corporation recognized pre-March 3, 1991 tax benefits in its financial statements.

The Corporation's projection of its 1994 effective income tax rate, excluding the $40.2 million one-time benefit explained above, is 30.5%. The difference

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                        NOTES TO FINANCIAL STATEMENTS


between this effective tax rate and the federal statutory rate of 35% is largely due to tax exempt income from the FDIC note receivable and FDIC assistance received by IOBOC pursuant to the agreement, as well as tax exempt interest income from municipal obligations held principally by MNB.

The increase in the effective income tax rate from (9.2%) in 1993 to 30.5% for 1994, excluding the one-time benefit, is due to higher projected pre-tax earnings in 1994 and a lower level of tax-exempt FDIC assistance. This has the effect of increasing the percentage of projected taxable income relative to total projected pre-tax financial income, resulting in a higher effective tax rate.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS                          1994        1994        1993         1993        1993        1993
- - -----------------------------------------------------------------------------------------------------------------------------------
TABLE 1 SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)  Second       First      Fourth       Third       Second      First
(in thousands)                                                Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
- - -----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                              $164,000    $158,417    $169,447     $176,053    $177,591    $171,142
Interest expense                                               63,068      63,137      67,616       72,646      73,682      78,678
- - -----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                           100,932      95,280     101,831      103,407     103,909      92,464
Provision for possible credit losses                            6,000       6,000       7,000        8,000      12,494      12,506
Non-interest income                                            51,893      53,518      67,763       65,966      55,674      51,427
Non-interest expense                                          113,512     118,090     130,463      135,852     138,187     176,183
- - -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              33,313      24,708      32,131       25,521       8,902     (44,798)
Income tax provision (benefit)                                (29,981)      6,424        (501)      (1,506)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $63,294     $18,284     $32,632      $27,027      $8,902    ($44,798)
===================================================================================================================================
PER COMMON SHARE
Net income (loss)                                               $4.06       $1.19       $2.13        $1.77       $0.58      ($3.00)
Cash dividends declared                                          0.50        0.50 (1)         (1)     0.50        0.50        0.50
Book value end-of-period                                        58.32       54.70       53.74        51.66       50.19       50.11
Market value end-of-period                                      72.00       61.50       57.50        58.88       56.50       60.00
Closing market value:  high                                     79.00       65.25       62.75        59.88       61.63       64.25
Closing market value:  low                                      59.63       55.00       57.50        54.50       52.00       50.00
===================================================================================================================================
SELECTED PERIOD-END BALANCES (IN MILLIONS)
 Total assets                                                 $10,036     $10,129     $10,173      $10,395     $10,517     $10,442
 Earning assets                                                 9,097       9,151       9,135        8,932       9,388       9,291
 Total loans and lease financing, net of unearned income        6,405       6,295       6,671        6,697       6,929       6,534
 Non-performing assets                                            193         235         255          276         290         293
 Deposits                                                       8,156       8,504       8,725        8,657       8,710       8,678
 Long-term debt                                                    76          77          77           78          81          82
 Shareholders' equity                                             892         832         816          781         759         757
===================================================================================================================================
SELECTED AVERAGE BALANCES (IN MILLIONS)
 Total assets                                                  $9,950      $9,973     $10,249      $10,390     $10,372     $10,184
 Earning assets                                                 8,996       9,001       9,156        9,292       9,255       9,117
 Total loans and lease financing, net of unearned income        6,280       6,399       6,681        6,880       6,742       6,477
 Deposits                                                       8,392       8,521       8,811        8,710       8,814       8,646
 Long-term debt                                                    76          77          77           79          82          82
 Shareholders' equity                                             834         817         791          770         766         810
===================================================================================================================================
SELECTED FINANCIAL RATIOS
 Return on average shareholders' equity                         30.36%       8.95%      16.50%       14.04%       4.65%     (22.13%)
 Return on average total assets                                  2.54        0.73        1.27         1.04        0.34       (1.76)
 Average equity to average total assets                          8.38        8.19        7.72         7.41        7.38        7.95
 Allowance to period-end loans                                   2.94        3.09        2.86         2.82        2.68        2.79
 Non-performing assets to total loans (net of unearned
    income) plus property from defaulted loans, net              2.98        3.69        3.77         4.05        4.11        4.38
 Net interest spread                                             3.97        3.79        3.82         3.89        4.00        3.72
 Net interest margin                                             4.71        4.50        4.64         4.65        4.74        4.38
 Equity to asset ratio (period end)                              8.89        8.21        8.02         7.51        7.22        7.25
 Leverage ratio                                                  8.20        7.84        7.56         7.09        6.90        7.12
 Tier 1 risk based capital ratio                                10.09        9.85        9.57         9.01        8.79        9.12
 Total risk based capital ratio                                 12.26       12.03       11.73        11.16       10.99       11.34
 Dividend payout ratio                                          12.32       42.02 (1)         (1)    28.25       86.21         N/M
===================================================================================================================================

N/M = Not meaningful
(1) A fourth quarter 1993 dividend of $0.50 per share was declared January 19, 1994, payable to shareholders of record as of February 1, 1994. This did not represent a change in the Corporation's dividend policy, but rather a change only in the timing of the dividend declaration.
Certain prior period amounts were reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL REVIEW

Net income for the second quarter of 1994 was $63.3 million, or $4.06 per share, compared to $8.9 million, or $0.58 per share, for the same period in 1993. Earnings for the first six months were $81.6 million, or $5.27 per share, compared to a loss of $35.9 million, or $2.39 loss per share, for the first half of 1993.

Included in second quarter results were one-time tax benefits of $42.8 million, $40.2 million of which were reflected in earnings and $2.6 million of which were added directly to shareholders' equity - surplus. These one-time tax benefits were related to the 1988 acquisition of IOBOC.

Second quarter earnings, excluding these tax benefits, were $23.1 million, or $1.49 per share, an increase of 160% over prior year earnings. The improvement was primarily attributable to a decrease of $18.6 million in amortization of purchased mortgage servicing rights (PMSR) and $3.5 million in excess service fee (ESF) assets due to a smaller servicing portfolio and a slow down in prepayments; a $6.5 million decrease in the provision for possible credit losses due to improved credit quality; and a decrease of $5.3 million in defaulted loan expense due to gains from the sale of defaulted loan properties. These improvements were partially offset by reductions in net interest income of $3.0 million and mortgage servicing fees of $6.6 million.

Earnings for the six months ended June 30, 1994, excluding tax benefits, were $41.4 million, an increase of $77.3 million over the same period last year. Contributing to the improvement was decreases in PMSR and ESF amortization expense of $83.2 million; provision for possible credit losses of $13.0 million; and defaulted loan expense of $8.8 million. Partially offsetting these improvements was a decrease in mortgage servicing income of $12.4 million and one-time security gains of $6.1 million realized in 1993.

As mentioned on page 10 of the 1993 Annual Report, the Corporation continues to have discussions with representatives of the FDIC to determine if, or on what terms, the Assistance Agreement might be terminated. A termination could involve the early pay-off of the Note Receivable-FDIC, an early settlement of the value of deposit subsidies, future tax sharing arrangements and settlement of the value the FDIC has a right to receive as a return on its equity capital investment. The accounting treatment of any gain resulting from an early termination and settlement of the Assistance Agreement is under review at this time and is contingent upon the actual results of the negotiations. The Corporation is under no obligation to renegotiate the Assistance Agreement.

The Corporation has undertaken several initiatives to refocus on the Michigan market. The previously announced sale of Lockwood Banc Group, Inc. of Houston, Texas, to Comerica Bank closed August 4, 1994, at a pre-tax gain of approximatley $15 million. In May, agreement was reached to sell First State Bank and Trust of Port Lavaca, Texas, to International Bank of Commerce in Laredo, Texas, and the sale is expected to close before the end of this year thus completing the Corporation's withdrawal from the Texas banking market. Furthermore, the Corporation's California based Savings Bank, Independence One Bank of California, FSB, is exploring the possible sale of substantially all of its banking assets including its subsidiary, First Collateral Services, Inc., a mortgage warehouse lender.

On August 11, 1994, the Corporation's principal banking subsidiary, Michigan National Bank and its mortgage banking subsidiary, Independence One Mortgage Corporation (IOMC), entered into an agreement with Norwest Mortgage, Inc. (Norwest) to sell certain of its assets, including its $8.6 billion mortgage servicing rights portfolio, its mortgage servicing operation and non-Michigan loan origination business. Norwest would also assume certain liabilities including the lease obligations of 20 branch production offices and a large portion of IOMC's national servicing facility. The Corporation's best estimate is that this sale will result in an after-tax gain, net of transaction costs, of approximately $27 million. Subject to the receipt by Norwest of various approvals, the transaction is expected to close in the third quarter of 1994. As shown in the Table 16, Business Review, IOMC had a pre-tax loss of $10.3 million for the six months ended June 30, 1994.

The Corporation has recently initiated a major program to achieve significant improvement in its earnings and reduce expenses. The program which has been named "Project Streamline" is intended to strengthen the Corporation's competitive position. The advisory firm of New York based Tandon Capital Associates, Inc. has been retained to assist in the effort. The objective of Project Streamline is to improve the efficiency ratio to under 60% by the third quarter of 1995. Expressed in terms of pre-tax income, Project Streamline is intended to increase pre-tax income by a minimum of $65 million.

It is anticipated that an unusual restructuring charge will be recorded in the third or fourth quarter of 1994 in connection with Project Streamline. The amount of the charge is not reasonably estimable at this time.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


NET INTEREST INCOME

OVERVIEW


Net Interest Income for the second quarter 1994 decreased $3.0 million and Net Interest Income on a Fully Taxable Equivalent Basis decreased $3.9 million compared to the same period in 1993. For the six months ended June 30, 1994, Net Interest Income decreased $0.2 million and Net Interest Income on a Fully Taxable Equivalent Basis decreased $2.4 million compared to the same period last year.

The Net Interest Rate Spread and Net Interest Margin in both the second quarter and first six months of 1994 remained above five year historical ratios and were relatively flat compared to last year. An increase in the spread between the prime interest rate and money market (LIBOR) rates resulting from three increases in the prime interest rate since March 24, 1994, and successful deposit pricing contributed to this strong performance.

Please refer to Tables 2 through 7 for a presentation of various Net Interest Margin related information.


INTEREST RATE RISK MANAGEMENT

The Corporation's Asset/Liability Committee, with the review of the Board of Directors, sets policies regarding the management of the Net Interest Margin and the interest rate risk of the Corporation. Policies implemented by the Asset/Liability Committee utilize both on and off-balance sheet strategies to manage such risk. At June 30, 1994, the Corporation was hedging the interest rate risk associated with a portion of its prime-based, variable-rate commercial loans with approximately $1.9 billion of interest rate swap agreements.

The Corporation measures forecasted interest rate risk through the use of an income forecasting simulation model. The model facilitates the forecasting of Net Interest Income under a variety of interest rate scenarios. At June 30, 1994, the Corporation estimated that annual Net Interest Income would increase approximately $1.8 million should a 100 Basis Point increase in the prime rate occur. Conversely, an estimated $7.2 million of annual Net Interest Income is at risk should a 100 Basis Point decrease in the prime rate occur.





BALANCE SHEET COMPOSITION

In the second quarter of 1994 the average balance of total earning assets decreased $258.9 million, or 2.80%, from the same period in 1993, and the average balance of interest-bearing liabilities decreased $391.9 million, or 5.24%. During the first six months of 1994 the average balance of total earning assets decreased $187.1 million, or 2.04%, from the same period last year and interest bearing liabilities decreased $444.5 million, or 5.88%. In addition, the average balance of non-interest bearing demand deposits decreased $80.4 million in the second quarter and increased $62.7 million in the first six months of 1994 compared to the same periods in 1993.

EARNING ASSETS
Reductions in the average balances of the Note Receivable-FDIC and loans and lease financing contributed to the decrease in earning assets in both the second quarter and six months ended June 30, 1994. The average balance of the Note Receivable-FDIC

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

declined as a result of a $114 million principal payment in January, 1994. Rising residential mortgage interest rates during 1994 and the resulting slow-down in lending activity contributed to a $394.6 million decrease in the average balance of residential mortgage loans in the second quarter and a $157.9 million decrease in the mortgage warehouse lending portfolio. For the six months ended June 30, 1994, residential mortgage loans and the mortgage warehouse lending portfolio decreased $290.7 million and $62.8 million, respectively. Also contributing to the decrease in residential mortgage loans was the September 1993 sale of approximately $300 million of prime plus mortgage loans.

Partially offsetting the decrease in residential loans was the purchase of Federal Housing Administration (FHA) insured residential mortgage loans beginning in the third quarter 1993 and an increase in the average balance of installment loans. The average balance of FHA insured loans for the second quarter and six months ended June 30, 1994 was approximately $130.5 million and $129.9 million, respectively. For further discussion of the activity in the residential mortgage loan portfolio during 1993, refer to the Loans and Lease Financing Portfolio and Credit Risk Analysis section on page 21 of the 1993 Annual Report. The average balance of installment loans increased $116.8 million and $120.5 million in the second quarter and six months ended June 30, 1994, respectively, primarily due to the low interest rate environment, resumption of indirect lending and aggressive marketing of Capital Reserve and Equimoney loan products.

Liquidity provided by these decreases in earning assets was used to pay down higher cost funding sources and purchase investment securities and money market investments. Money market investments provide the Corporation a ready source of liquidity with which to fund future origination of loans and maturing deposit liabilities.


INTEREST-BEARING LIABILITIES
The Corporation's funding mix continued to shift during the first six months of 1994 as it did throughout 1993 as a result of the liquidity provided by the decrease in total earning assets and the current low interest rate environment. As mentioned above, the Corporation used some of the liquidity provided by the decrease in earning assets to reduce higher cost discretionary funding sources, primarily time deposits greater than $100,000 and short-term borrowings. The average balances of lower cost savings and money market accounts grew as a percentage of total interest-bearing liabilities while higher cost time deposits greater than $100,000 and short-term borrowings decreased. Also contributing to this change in deposit mix were successful pricing strategies and customer preferences for shorter term and more liquid deposit products in the current low interest rate environment. This rate environment has also induced some customers to seek higher returns in non-bank financial products, contributing to the decrease in time deposits less than $100,000.


EFFECT OF BALANCE SHEET COMPOSITION ON NET INTEREST MARGIN
The Net Interest Rate Spread and Net Interest Margin in the second quarter and first six months of 1994 were relatively flat compared to those of the same periods in 1993. The decline in the average rate paid on interest bearing liabilities resulting from the favorable change in funding mix was offset by a similar decline in the average yield received on interest earning assets due to decreases in certain higher yielding assets and the resulting change in asset mix.

Net Interest Margin for the first six months of 1994 was favorably affected by a $65.8 million increase in the average balance of non-interest bearing demand deposits. The increase in non-interest bearing demand deposits resulted from higher

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

balances in commercial and retail banking customer accounts. The contribution of demand deposits related to the Corporation's off-balance sheet mortgage servicing portfolios has decreased significantly. The decrease is due to a significant decline in the volume of payoffs from the Corporation's off-balance sheet mortgage servicing portfolios which are temporarily held and invested before being remitted to investors. Increases in residential mortgage interest rates during 1994 have slowed the pace of mortgage refinancing pay-off activity. In addition, a smaller servicing portfolio resulting from sales of servicing has reduced mortgage escrow balances.


The Corporation previously announced its intention to sell its two Texas banks, Lockwood and First State Bank and Trust, during 1994 so that it can focus more directly on its core franchises. Combined, these two banks contributed interest earning assets with an average balance of $533.2 million, yielding 6.78%, and interest bearing liabilities with an average balance of $414.7 million and a weighted average cost of 3.19%, during the first six months of 1994.


INTEREST RATE ENVIRONMENT

Interest rates declined steadily throughout 1993 before increasing during the first six months of 1994. In addition, the spread between the prime rate and money market borrowing rates began to narrow during the first quarter of 1994 as money market rates increased and widened again in the second quarter as a result of increases in the prime interest rate. Due to the Corporation's reduced reliance on money market funding sources discussed above, its funding cost was not significantly affected by the increase in money market borrowing rates.

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

Prime lending rate increases on March 24, April 19 and May 17, 1994, of 25, 50 and 50 Basis Points, respectively, pushed the prime rate to 7.25% and helped to offset the negative effects that the increase in the LIBOR had on the Corporation's hedged positions. Increases in the prime lending rate have a positive effect on net interest income because of the Corporation's overall asset sensitive position.

Further contraction of the spreads between prime and money market rates could have the effect of reducing Net Interest Income.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- - -----------------------------------------------------------------------------------------------------------------------------------
TABLE 2 SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT) (UNAUDITED)
THREE MONTHS ENDED                            June 30, 1994                   March 31, 1994               December 31, 1993
- - -----------------------------------------------------------------------------------------------------------------------------------
                                         AVERAGE            AVERAGE      AVERAGE            AVERAGE      AVERAGE            AVERAGE
(in thousands)                           BALANCE   INTEREST  RATE        BALANCE   INTEREST  RATE        BALANCE   INTEREST  RATE
- - -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements   $258,420   $2,473   3.84%       $600,261   $4,752   3.21%       $498,375   $3,842   3.06%
Interest-bearing deposits with banks        462,420    4,318   3.75%        245,968    2,276   3.75%        110,324      955   3.43%
Money market funds                           14,268      110   3.09%         10,695       73   2.77%         10,031       67   2.65%
- - -----------------------------------------------------------------------------------------------------------------------------------
  Total money market investments            735,108    6,901   3.77%        856,924    7,101   3.36%        618,730    4,864   3.12%

Investment securities available for sale
  Investment securities-taxable             261,404    4,336   6.65%        174,704    3,532   8.20%            891        7   3.12%
Investment securities held to maturity
  Investment securities-taxable           1,243,998   17,611   5.68%      1,085,285   15,778   5.90%      1,247,769   20,355   6.47%
  Investment securities-tax-exempt           36,544      788   8.65%         38,673      815   8.55%         39,099      797   8.09%
Trading securities                           86,516    1,048   4.86%         92,551    1,123   4.92%        105,976    1,260   4.72%
- - ------------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities         1,628,462   23,783   5.86%      1,391,213   21,248   6.19%      1,393,735   22,419   6.38%
  Mark-to-market securities adjustment        3,767                             862
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities             1,632,229   23,783              1,392,075   21,248              1,393,735   22,419

Loans and lease financing                 6,280,037  130,276   8.32%      6,398,873  126,947   8.05%      6,680,501  137,499   8.17%
Note receivable-FDIC                        348,930    5,873   6.75%        352,717    5,984   6.88%        462,535    8,259   7.08%
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets           8,996,304  166,833   7.44%      9,000,589  161,280   7.27%      9,155,501  173,041   7.50%

Allowance for possible credit losses       (195,642)                       (192,948)                       (191,301)
Cash and due from banks                     535,494                         511,378                         568,373
Other assets                                613,515                         654,256                         716,491
- - ------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                             $9,949,671                      $9,973,275                     $10,249,064
====================================================================================================================================
LIABILITIES
Money market accounts                    $2,164,867  $14,662   2.72%     $2,187,184  $14,153   2.62%     $2,127,503  $14,986   2.79%
Savings deposits                          1,191,567    5,865   1.97%      1,194,861    6,776   2.30%      1,161,392    7,637   2.61%
Time deposits < $100,000                  2,566,196   28,477   4.45%      2,657,334   29,957   4.57%      2,727,057   32,516   4.73%
Time deposits > $100,000                    650,358    6,477   3.99%        698,963    6,184   3.59%        716,042    6,867   3.80%
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits         6,572,988   55,481   3.39%      6,738,342   57,070   3.43%      6,731,994   62,006   3.65%

Fed funds purchased & repo agreements       333,217    3,278   3.95%        194,893    1,475   3.07%        220,977    1,696   3.04%
Dollar repurchase agreements
Other short-term borrowings                 100,398      947   3.78%        142,320    1,287   3.67%         89,828      734   3.24%
Subordinated notes                           57,240    1,199   8.40%         57,482    1,201   8.47%         57,709    1,205   8.28%
Long-term debt                               15,352      265   6.92%         15,352      228   6.02%         15,354      233   6.02%
Capital lease obligations                     3,879      103  10.65%          4,005      107  10.84%          4,148      110  10.52%
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      7,083,074   61,273   3.47%      7,152,394   61,368   3.48%      7,120,010   65,984   3.68%

Demand deposits                           1,819,038                       1,782,393                       2,079,388
Other liabilities                           213,517                         221,335                         258,502
- - ------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                       9,115,629                       9,156,122                       9,457,900
Shareholders' equity                        834,042                         817,153                         791,164
- - ------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $9,949,671                      $9,973,275                     $10,249,064
====================================================================================================================================
Net interest income (fully taxable
  equivalent basis)                                 $105,560                         $99,912                        $107,057
Tax equivalent adjustment                              4,628                           4,632                           5,226
- - ------------------------------------------------------------------------------------------------------------------------------------
     Net interest income                            $100,932                         $95,280                        $101,831
====================================================================================================================================
     Net interest rate spread                                  3.97%                           3.79%                           3.82%
====================================================================================================================================
     Net interest margin                                       4.71%                           4.50%                           4.64%
====================================================================================================================================

Certain prior period amounts were reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- - -----------------------------------------------------------------------------------------------------------------------------------
TABLE 2 SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT) (UNAUDITED)
THREE MONTHS ENDED                                                September 30, 1993                       June 30, 1993
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                            AVERAGE               AVERAGE         AVERAGE               AVERAGE
(in thousands)                                              BALANCE    INTEREST    RATE           BALANCE    INTEREST    RATE
- - -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                    $365,674   $  2,823    3.06%          $367,004   $  2,707    2.96%
Interest-bearing deposits with banks                          31,809        282    3.52%           152,005      1,220    3.22%
Money market funds                                             9,201         62    2.67%             7,817         50    2.57%
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                           406,684      3,167    3.09%           526,826      3,977    3.03%

Investment securities available for sale
  Investment securities-taxable                                7,503         59    3.12%            61,981        526    3.40%
Investment securities held to maturity
  Investment securities-taxable                            1,327,220     21,953    6.56%         1,284,436     22,939    7.16%
  Investment securities-tax-exempt                            39,575        848    8.50%            40,702        868    8.55%
Trading securities                                           168,314      1,881    4.43%           136,627      1,628    4.78%
- - -----------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                          1,542,612     24,741    6.36%         1,523,746     25,961    6.83%
  Mark-to-market securities adjustment
- - -----------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                              1,542,612     24,741                  1,523,746     25,961

Loans and lease financing                                  6,879,707    143,368    8.27%         6,742,123    142,702    8.49%
Note receivable-FDIC                                         462,535      8,519    7.31%           462,535      8,778    7.61%
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                          9,291,538    179,795    7.68%         9,255,230    181,418    7.86%

Allowance for possible credit losses                        (188,908)                             (184,655)
Cash and due from banks                                      543,804                               543,738
Other assets                                                 743,659                               758,048
- - -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $10,390,093                           $10,372,361
===================================================================================================================================
LIABILITIES
Money market accounts                                     $2,117,822   $ 15,462    2.90%       $ 2,110,664    $14,807    2.81%
Savings deposits                                           1,134,487      7,675    2.68%         1,099,960      7,517    2.74%
Time deposits < $100,000                                   2,798,119     34,090    4.83%         2,923,551     35,982    4.94%
Time deposits > $100,000                                     754,192      7,721    4.06%           780,401      8,088    4.16%
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                        6,804,620     64,948    3.79%         6,914,576     66,394    3.85%

Fed funds purchased & repo agreements                        410,691      3,282    3.17%           333,313      2,592    3.12%
Dollar repurchase agreements                                                                        29,117        310    4.27%
Other short-term borrowings                                  145,466      1,178    3.21%           116,182      1,006    3.47%
Subordinated notes                                            58,446      1,220    8.28%            58,682      1,222    8.35%
Long-term debt                                                15,808        240    6.02%            18,187        273    6.02%
Capital lease obligations                                      4,356        114   10.38%             4,931        134   10.90%
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                     7,439,387     70,982    3.79%         7,474,988     71,931    3.86%

Demand deposits                                            1,905,196                             1,899,393
Other liabilities                                            275,539                               232,414
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                      9,620,122                             9,606,795
Shareholders' equity                                         769,971                               765,566
- - -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $10,390,093                           $10,372,361
===================================================================================================================================
Net interest income (fully taxable equivalent basis)                   $108,813                              $109,487
Tax equivalent adjustment                                                 5,406                                 5,578
- - -----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                               $103,407                              $103,909
===================================================================================================================================
     Net interest rate spread                                                      3.89%                                 4.00%
===================================================================================================================================
     Net interest margin                                                           4.65%                                 4.74%
===================================================================================================================================

Certain prior period amounts were reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- - --------------------------------------------------------------------------------------------------------------------------
TABLE 3 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)(UNAUDITED)
- - --------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                             Change in              Change in              Change in
                                                         Average Balance           Interest             Average Rate
(in thousands)                                         6/30/94 vs 3/31/94     6/30/94 vs 3/31/94     6/30/94 vs 3/31/94
- - --------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                          ($341,841)               ($2,279)                  0.63%
Interest-bearing deposits with banks                                216,452                  2,042
Money market funds                                                    3,573                     37                   0.32%
- - --------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                 (121,816)                  (200)                  0.41%

Investment securities available for sale
  Investment securities-taxable                                      86,700                    804                  -1.55%
Investment securities held to maturity
  Investment securities-taxable                                     158,713                  1,833                  -0.22%
  Investment securities-tax-exempt                                   (2,129)                   (27)                  0.10%
Trading securities                                                   (6,035)                   (75)                 -0.06%
- - --------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                   237,249                  2,535                  -0.33%
Mark-to-market adjustment                                             2,905
- - --------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                       240,154                  2,535

Loans and lease financing                                          (118,836)                 3,329                   0.27%
Note receivable-FDIC                                                 (3,787)                  (111)                 -0.13%
- - --------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                    (4,285)                 5,553                   0.17%

Allowance for possible credit losses                                 (2,694)
Cash and due from banks                                              24,116
Other assets                                                        (40,741)
- - --------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       ($23,604)
==========================================================================================================================
LIABILITIES
Money market accounts                                              ($22,317)                  $509                   0.10%
Savings deposits                                                     (3,294)                  (911)                 -0.33%
Time deposits < $100,000                                            (91,138)                (1,480)                 -0.12%
Time deposits > $100,000                                            (48,605)                   293                   0.40%
- - --------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                (165,354)                (1,589)                 -0.04%

Fed funds purchased & repo agreements                               138,324                  1,803                   0.88%

Other short-term borrowings                                         (41,922)                  (340)                  0.11%
Subordinated notes                                                     (242)                    (2)                 -0.07%
Long-term debt                                                                                  37                   0.90%
Capital lease obligations                                              (126)                    (4)                 -0.19%
- - --------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                              (69,320)                   (95)                 -0.01%

Demand deposits                                                      36,645
Other liabilities                                                    (7,818)
- - --------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                               (40,493)
Shareholders' equity                                                 16,889
- - --------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           ($23,604)
==========================================================================================================================
    Net interest income (fully taxable
     equivalent basis)                                                                      $5,648
    Tax equivalent adjustment                                                                   (4)
- - --------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                    $5,652
==========================================================================================================================
     Net interest rate spread                                                                                        0.18%
==========================================================================================================================
     Net interest margin                                                                                             0.21%
==========================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ------------------------------------------------------------------------------------------------------------------------
TABLE 3 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)(UNAUDITED)
- - ------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                             Change in              Change in              Change in
                                                         Average Balance           Interest             Average Rate
(in thousands)                                         6/30/94 vs 6/30/93     6/30/94 vs 6/30/93     6/30/94 vs 6/30/93
- - ------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                  ($108,584)                 ($234)                  0.88%
Interest-bearing deposits with banks                        310,415                  3,098                   0.53%
Money market funds                                            6,451                     60                   0.52%
- - ------------------------------------------------------------------------------------------------------------------
    Total money market investments                          208,282                  2,924                   0.74%

Investment securities available for sale
  Investment securities-taxable                             199,423                  3,810                   3.25%
Investment securities held to maturity
  Investment securities-taxable                             (40,438)                (5,328)                 -1.48%
  Investment securities-tax-exempt                           (4,158)                   (80)                  0.10%
Trading securities                                          (50,111)                  (580)                  0.08%
- - ------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                           104,716                 (2,178)                 -0.97%
Mark-to-market adjustment                                     3,767
- - ------------------------------------------------------------------------------------------------------------------
  Total investment securities                               108,483                 (2,178)

    Loans and lease financing                              (462,086)               (12,426)                 -0.17%
Note receivable-FDIC                                       (113,605)                (2,905)                 -0.86%
- - ------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                          (258,926)               (14,585)                 -0.42%

Allowance for possible credit losses                        (10,987)
Cash and due from banks                                      (8,244)
Other assets                                               (144,533)
- - ------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                              ($422,690)
==================================================================================================================
LIABILITIES
Money market accounts                                       $54,203                  ($145)                 -0.09%
Savings deposits                                             91,607                 (1,652)                 -0.77%
Time deposits < $100,000                                   (357,355)                (7,505)                 -0.49%
Time deposits > $100,000                                   (130,043)                (1,611)                 -0.17%
- - ------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                        (341,588)               (10,913)                 -0.46%

Fed funds purchased & repo agreements                           (96)                   686                   0.83%
Dollar repurchase agreements                                (29,117)                  (310)                 -4.27%
Other short-term borrowings                                 (15,784)                   (59)                  0.31%
Subordinated notes                                           (1,442)                   (23)                  0.05%
Long-term debt                                               (2,835)                    (8)                  0.90%
Capital lease obligations                                    (1,052)                   (31)                 -0.25%
- - ------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                     (391,914)               (10,658)                 -0.39%

Demand deposits                                             (80,355)
Other liabilities                                           (18,897)
- - ------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                      (491,166)
Shareholders' equity                                         68,476
- - ------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             ($422,690)
==================================================================================================================
    Net interest income (fully taxable
      equivalent basis)                                                            ($3,927)
    Tax equivalent adjustment                                                         (950)
- - ------------------------------------------------------------------------------------------------------------------
     Net interest income                                                           ($2,977)
==================================================================================================================
     Net interest rate spread                                                                               -0.03%
==================================================================================================================
     Net interest margin                                                                                    -0.03%
==================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ------------------------------------------------------------------------------------------------------------------------------
TABLE 4 VOLUME/RATE ANALYSIS (FULLY TAXABLE EQUIVALENT)  (UNAUDITED)
- - ------------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                                         6/30/94 vs 3/31/94
                                                                                     Change in Interest Due to:
(in thousands)                                                          Average Balance     Average Rate       Net Change
- - ------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                                  ($7,318)           $5,039           ($2,279)
Interest-bearing deposits with banks                                        2,042                               2,042
Money market funds                                                             28                 9                37
- - ------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                         (5,248)            5,048              (200)

Investment securities available for sale
  Investment securities-taxable                                             4,505            (3,701)              804
Investment securities held to maturity
  Investment securities-taxable                                             5,265            (3,432)            1,833
  Investment securities-tax-exempt                                            (86)               59               (27)
Trading securities                                                            (63)              (12)              (75)
- - ------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                           9,621            (7,086)            2,535
Mark-to-market adjustment
- - ------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                               9,621            (7,086)            2,535

Loans and lease financing                                                 (11,126)           14,455             3,329
Note receivable-FDIC                                                          (41)              (70)             (111)
- - ------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                          (6,794)           12,347             5,553

Allowance for possible credit losses
Cash and due from banks
Other assets
- - ------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              ($6,794)          $12,347            $5,553
==============================================================================================================================
LIABILITIES
Money market accounts                                                       ($816)           $1,325              $509
Savings deposits                                                              (17)             (894)             (911)
Time deposits < $100,000                                                     (840)             (640)           (1,480)
Time deposits > $100,000                                                   (2,036)            2,329               293
- - ------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                        (3,709)            2,120            (1,589)

Fed funds purchased & repo agreements                                       1,286               517             1,803

Other short-term borrowings                                                  (593)              253              (340)
Subordinated notes                                                             (0)               (2)               (2)
Long-term debt                                                                                   37                37
Capital lease obligations                                                      (2)               (2)               (4)
- - ------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                     (3,019)            2,924               (95)

Demand deposits
Other liabilities
- - ------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                      (3,019)            2,924               (95)
Shareholders' equity
- - ------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                  ($3,019)           $2,924              ($95)
==============================================================================================================================
Net interest income (fully taxable equivalent basis)                                                           $5,648
Tax equivalent adjustment                                                                                          (4)
- - ------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                                       $5,652
==============================================================================================================================
     Net interest rate spread                                                                                    0.18%
==============================================================================================================================
     Net interest margin                                                                                         0.21%
==============================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- - --------------------------------------------------------------------------------------------------------------------
TABLE 4 VOLUME/RATE ANALYSIS (FULLY TAXABLE EQUIVALENT)         (UNAUDITED)
- - --------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                                 6/30/94 vs 6/30/93
                                                                            Change in Interest Due to:
(in thousands)                                                  Average Balance   Average Rate     Net Change
- - --------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                                ($3,339)         $3,105           ($234)
Interest-bearing deposits with banks                                      2,870             228           3,098
Money market funds                                                           48              12              60
- - --------------------------------------------------------------------------------------------------------------------
    Total money market investments                                         (421)          3,345           2,924

Investment securities available for sale
  Investment securities-taxable                                           2,937             873           3,810
Investment securities held to maturity
  Investment securities-taxable                                            (707)         (4,621)         (5,328)
  Investment securities-tax-exempt                                         (145)             65             (80)
Trading securities                                                         (764)            184            (580)
- - --------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                         1,321          (3,499)         (2,178)
Mark-to-market adjustment
- - --------------------------------------------------------------------------------------------------------------------
  Total investment securities                                             1,321          (3,499)         (2,178)

Loans and lease financing                                                (9,612)         (2,814)        (12,426)
Note receivable-FDIC                                                     (1,988)           (917)         (2,905)
- - --------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                       (10,699)         (3,886)        (14,585)

Allowance for possible credit losses
Cash and due from banks
Other assets
- - --------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           ($10,699)        ($3,886)       ($14,585)
====================================================================================================================
LIABILITIES
Money market accounts                                                    $1,626         ($1,771)          ($145)
Savings deposits                                                          3,497          (5,149)         (1,652)
Time deposits < $100,000                                                 (4,144)         (3,361)         (7,505)
Time deposits > $100,000                                                 (1,294)           (317)         (1,611)
- - --------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                        (316)        (10,597)        (10,913)

Fed funds purchased & repo agreements                                        (5)            691             686
Dollar repurchase agreements                                               (155)           (155)           (310)
Other short-term borrowings                                                (470)            411             (59)
Subordinated notes                                                          (65)             42             (23)
Long-term debt                                                             (172)            164              (8)
Capital lease obligations                                                   (28)             (3)            (31)
- - --------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                   (1,211)         (9,447)        (10,658)

Demand deposits
Other liabilities
- - --------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                    (1,211)         (9,447)        (10,658)
Shareholders' equity
- - --------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           ($1,211)        ($9,447)        (10,658)
====================================================================================================================
     Net interest income (fully taxable equivalent basis)                                               ($3,927)
    Tax equivalent adjustment                                                                              (950)
- - --------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                                 (2,977)
====================================================================================================================
     Net interest rate spread                                                                             -0.03%
====================================================================================================================
     Net interest margin                                                                                  -0.03%
====================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- - --------------------------------------------------------------------------------------------------------------------------------
TABLE 5 SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT) (UNAUDITED)
SIX MONTHS ENDED                                           June 30, 1994                            June 30, 1993
- - --------------------------------------------------------------------------------------------------------------------------------
                                                    AVERAGE              AVERAGE             AVERAGE              AVERAGE
(in thousands)                                      BALANCE    INTEREST    RATE              BALANCE    INTEREST    RATE
- - --------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements             $428,396    $7,225      3.40%            $453,558    $6,796      3.02%
Interest-bearing deposits with banks                  354,792     6,593      3.75%             134,296     2,194      3.29%
Money market funds                                     12,491       183      2.95%               7,608        94      2.49%
- - --------------------------------------------------------------------------------------------------------------------------------
  Total money market investments                      795,679    14,001      3.55%             595,462     9,084      3.08%

Investment securities available for sale
  Investment securities-taxable                      $224,208    $7,868      7.08%             $46,156    $2,548     11.13%
Investment securities held to maturity
  Investment securities-taxable                     1,159,166    33,389      5.81%           1,285,284    44,773      7.02%
  Investment securities-tax-exempt                     37,603     1,603      8.60%              41,136     1,787      8.76%
Trading securities                                     89,517     2,171      4.89%             142,025     3,569      5.07%
- - --------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                   1,510,494    45,031      6.01%           1,514,601    52,677      7.01%
  Mark-to-market securities adjustment                  2,322
- - --------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                       1,512,816    45,031                      1,514,601    52,677

Loans and lease financing                           6,339,128   257,223      8.18%           6,608,038   276,837      8.45%
Covered assets and FDIC assistance                                                               1,262
Note receivable-FDIC                                  350,812    11,857      6.82%             466,122    18,081      7.82%
- - --------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                   8,998,435   328,112      7.35%           9,185,485   356,679      7.83%

Allowance for possible credit losses                ($194,302)                               ($182,135)
Cash and due from banks                               523,503                                  518,546
Other assets                                          633,772                                  756,717
- - --------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $9,961,408                              $10,278,613
================================================================================================================================
LIABILITIES
Money market accounts                              $2,175,963   $28,815      2.67%          $2,110,150   $30,519      2.92%
Savings deposits                                    1,193,205    12,641      2.14%           1,062,613    14,732      2.80%
Time deposits < $100,000                            2,612,290    58,434      4.51%           2,977,619    74,460      5.04%
Time deposits > $100,000                              674,526    12,661      3.79%             841,547    17,525      4.20%
- - --------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                 6,655,984   112,551      3.41%          $6,991,929  $137,236      3.96%

Federal funds purchased & repurchase agreements       264,438     4,753      3.62%            $288,159    $4,446      3.11%
Dollar repurchase agreements                                                                    78,313     1,761      4.53%
Other short-term borrowings                           121,243     2,234      3.72%             122,368     2,082      3.43%
Subordinated notes                                     57,360     2,399      8.43%              58,874     2,451      8.40%
Long-term debt                                         15,352       493      6.48%              18,187       543      6.02%
Capital lease obligations                               3,942       210     10.74%               5,018       271     10.89%
- - --------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities              7,118,319   122,640      3.47%          $7,562,848  $148,790      3.97%

Demand deposits                                     1,800,818                               $1,738,167
Other liabilities                                     216,627                                  189,943
- - --------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                               9,135,764                               $9,490,958
Shareholders' equity                                  825,644                                 $787,655
- - --------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $9,961,408                              $10,278,613
================================================================================================================================
Net interest income (fully taxable
  equivalent basis)                                            $205,472                                 $207,889
Tax equivalent adjustment                                         9,260                                   11,516
- - --------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                       $196,212                                 $196,373
================================================================================================================================
     Net interest rate spread                                                3.88%                                    3.86%
================================================================================================================================
     Net interest margin                                                     4.60%                                    4.56%
================================================================================================================================

Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- - -------------------------------------------------------------------------------------------------------------------------------
TABLE 6 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)(UNAUDITED)
                                                                      Change in            Change in            Change in
Year-to-Date                                                       Average Balance         Interest       Average Rate
                                                                     6/30/94 vs           6/30/94 vs           6/30/94 vs
(in thousands)                                                         6/30/93              6/31/93              6/30/93
- - -------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                                    ($25,162)                $429                 0.38%
Interest-bearing deposits with banks                                         220,496                4,399                 0.46%
Money market funds                                                             4,883                   89                 0.46%
- - -------------------------------------------------------------------------------------------------------------------------------
  Total money market investments                                             200,217                4,917                 0.47%

Investment securities available for sale
  Investment securities-taxable                                              178,052                5,320                -4.07%
Investment securities held to maturity
  Investment securities-taxable                                             (126,118)             (11,384)               -1.22%
  Investment securities-tax-exempt                                            (3,533)                (184)               -0.16%
Trading securities                                                           (52,508)              (1,398)               -0.18%
- - -------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                             (4,107)              (7,646)               -1.00%
  Mark-to-market securities adjustment                                         2,322
- - -------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                                 (1,785)              (7,646)

Loans and lease financing                                                   (268,910)             (19,614)               -0.27%
Covered assets and FDIC assistance                                            (1,262)
Note receivable-FDIC                                                        (115,310)              (6,224)               -1.00%
- - -------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                           (187,050)             (28,567)               -0.48%

Allowance for possible credit losses                                        ($12,167)
Cash and due from banks                                                        4,957
Other assets                                                                (122,945)
- - -------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               ($317,205)
================================================================================================================================
LIABILITIES
Money market accounts                                                        $65,813              ($1,704)               -0.25%
Savings deposits                                                             130,592               (2,091)               -0.66%
Time deposits < $100,000                                                    (365,329)             (16,026)               -0.53%
Time deposits > $100,000                                                    (167,021)              (4,864)               -0.41%
- - -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                        ($335,945)            ($24,685)               -0.55%

Federal funds purchased & repurchase agreements                             ($23,721)                $307                 0.51%
Dollar repurchase agreements                                                 (78,313)              (1,761)               -4.53%
Other short-term borrowings                                                   (1,125)                 152                 0.29%
Subordinated notes                                                            (1,514)                 (52)                0.03%
Long-term debt                                                                (2,835)                 (50)                0.46%
Capital lease obligations                                                     (1,076)                 (61)               -0.15%
- - -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                     ($444,529)            ($26,150)               -0.50%

Demand deposits                                                              $62,651
Other liabilities                                                             26,684
- - -------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                      ($355,194)
Shareholders' equity                                                         $37,989
- - -------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   ($317,205)
================================================================================================================================
 Net interest income (fully taxable equivalent basis)                                             ($2,417)
 Tax equivalent adjustment                                                                         (2,256)
- - -------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                                                ($161)
================================================================================================================================
 Net interest rate spread                                                                                                 0.02%
================================================================================================================================
 Net interest margin                                                                                                      0.04%
================================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ----------------------------------------------------------------------------------------------------------------
TABLE 7 VOLUME/RATE ANALYSIS (FULLY TAXABLE EQUIVALENT(UNAUDITED)
                                                                        6/30/94 vs 6/30/93
Year-to-Date                                                        Change in Interest Due to:
                                                           Average           Average             Net
(in thousands)                                             Balance             Rate             Change
- - ----------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                          ($924)           $1,353              $429
Interest-bearing deposits with banks                              4,052               347             4,399
Money market funds                                                   69                20                89
- - ----------------------------------------------------------------------------------------------------------------
  Total money market investments                                  3,197             1,720             4,917

Investment securities available for sale
  Investment securities-taxable                                   8,297            (2,977)            5,320
Investment securities held to maturity
  Investment securities-taxable                                  (4,106)           (7,278)          (11,384)
  Investment securities-tax-exempt                                 (151)              (33)             (184)
Trading securities                                               (1,276)             (122)           (1,398)
- - ----------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                 2,764           (10,410)           (7,646)
  Mark-to-market securities adjustment
- - ----------------------------------------------------------------------------------------------------------------
  Total investment securities                                     2,764           (10,410)           (7,646)

Loans and lease financing                                       (10,990)           (8,624)          (19,614)
Covered assets and FDIC assistance
Note receivable-FDIC                                             (4,105)           (2,119)           (6,224)
- - ----------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                               ($9,134)         ($19,433)         ($28,567)

Allowance for possible credit losses
Cash and due from banks
Other assets
- - ----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    ($9,134)         ($19,433)         ($28,567)
================================================================================================================
LIABILITIES
Money market accounts                                            $2,362           ($4,066)          ($1,704)
Savings deposits                                                  4,091            (6,182)           (2,091)
Time deposits < $100,000                                         (8,639)           (7,387)          (16,026)
Time deposits > $100,000                                         (3,262)           (1,602)           (4,864)
- - ----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                             ($5,448)         ($19,237)         ($24,685)

Federal funds purchased & repurchase agreements                   ($880)           $1,187              $307
Dollar repurchase agreements                                       (881)             (880)           (1,761)
Other short-term borrowings                                         (55)              207               152
Subordinated notes                                                  (77)               25               (52)
Long-term debt                                                     (146)               96               (50)
Capital lease obligations                                           (57)               (4)              (61)
- - ----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                          ($7,544)         ($18,606)         ($26,150)

Demand deposits
Other liabilities
- - ----------------------------------------------------------------------------------------------------------------
    Total Liabilities                                           ($7,544)         ($18,606)         ($26,150)
Shareholders' equity
- - ----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        ($7,544)         ($18,606)         ($26,150)
================================================================================================================

 Net interest income (fully taxable equivalent basis)                                               ($2,417)
================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LOANS AND LEASE FINANCING PORTFOLIO AND CREDIT RISK ANALYSIS

The Corporation's total loans and lease financing, net of unearned income, at June 30, 1994, decreased $266.0 million, or 3.99%, from December 31, 1993. Please refer to Table 8 for a presentation of the Corporation's loans and lease financing portfolio for the five most recent quarters, and Tables 8a and 8b, respectively, for a presentation of the Corporation's commercial real estate loans outstanding and commercial, financial and agricultural loans outstanding at June 30, 1994, by geographic area. Watch Credits for the five most recent quarters are presented in Table 8.

The decrease in total loans outstanding was primarily due to decreases in the residential real estate-mortgage loan portfolios. The balance of these portfolios decreased due to a slow down in mortgage lending volume in the first six months of 1994 resulting from higher mortgage interest rates. Lower residential loan demand also contributed to a $197.9 million decrease in the balance of the warehouse loan portfolio, which is included in commercial loans. This decrease in the warehouse loan portfolio was offset by other commercial loan growth.

The Corporation sold $14.3 million of non-performing commercial loans secured by real estate during the second quarter. This transaction resulted in a charge-off of $4.6 million against the allowance for loan losses. An additional charge-off of $2.4 million was taken on another $7.3 million of Non-performing commercial loans secured by real estate which are expected to be sold during the third quarter.

The level of Non-performing Assets and Watch Credits at June 30, 1994, decreased from their level at December 31, 1993. Please refer to Table 9 for a presentation of Non-performing Assets for the five most recent quarters and to Table 9a for a presentation of the changes in commercial and commercial real estate Non-performing Assets during the six months ended June 30, 1994.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ----------------------------------------------------------------------------------------------------------------------------------
TABLE 8 LOANS AND LEASE FINANCING PORTFOLIO   (UNAUDITED)
- - ----------------------------------------------------------------------------------------------------------------------------------
Balance at:
(in thousands)                                                     06/30/94     03/31/94     12/31/93      9/30/93      6/30/93
- - ----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural
   secured by real estate  (Table 8a)                                $926,081     $927,047     $971,917     $913,554     $937,774
Other commercial, financial & agricultural  (Table 8a)              2,392,341    2,295,503    2,373,707    2,537,150    2,533,941
Commerical real  estate-mortgage  (Table 8b)                        1,183,585    1,201,482    1,238,177    1,229,197    1,211,915
Residential real estate-mortgage
   Mortgages held for sale                                            331,300      342,061      583,056      635,363      609,094
   Mortgages held for investment                                      436,257      459,674      465,904      386,680      667,659
Short-term real estate-construction  (Table 8b)                       149,843      159,106      159,594      156,639      167,789
Installment                                                           870,703      803,193      780,532      751,069      722,141
Lease financing                                                       141,855      133,216      116,998      105,122       96,006
- - ----------------------------------------------------------------------------------------------------------------------------------
                           Total                                    6,431,965    6,321,282    6,689,885    6,714,774    6,946,319
Unearned income                                                       (26,706)     (25,868)     (18,619)     (18,192)     (17,450)
- - ----------------------------------------------------------------------------------------------------------------------------------
                           Total                                   $6,405,259   $6,295,414   $6,671,266   $6,696,582   $6,928,869
==================================================================================================================================


==================================================================================================================================
Watch Credits (in millions)  (1)                                         $351         $356         $387         $450         $478
==================================================================================================================================

(1) Loans classified as Watch Credits are included in the above loan balances.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - --------------------------------------------------------------------------------------------------------------------------
TABLE 8 a. COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS OUTSTANDING
June 30, 1994 (in thousands)                (UNAUDITED)
- - --------------------------------------------------------------------------------------------------------------------------

                                                             Other                                  Other
Industry (1)                                  Michigan      Midwest     Northeast      South       States        Total
- - --------------------------------------------------------------------------------------------------------------------------
Commercial, Financial and Agricultural Loans
       Secured by Real Estate Outstanding:
  Finance, insurance and real estate            $289,687      $14,133       $3,428       $8,046       $2,118     $317,412
  Service                                        214,137       19,620       15,359          123        1,853      251,092
  Retail Trade                                    79,318        1,220       61,435        1,645                   143,618
  Manufacturing                                   52,035          852                     1,909          868       55,664
  Automotive                                      51,051        1,462                                              52,513
  Wholesale Trade                                 25,814           54                                              25,868
  Transportation/utilities                        12,537                                                           12,537
  Other                                           20,757           63                                 46,557       67,377
- - --------------------------------------------------------------------------------------------------------------------------
             Total                               745,336       37,404       80,222       11,723       51,396      926,081
- - --------------------------------------------------------------------------------------------------------------------------
Other Commercial, Financial and
      Agricultural Loans Outstanding:
  Service                                        422,409       19,662        1,950        7,330        7,756      459,107
  Finance, insurance and real estate             270,135          768          329       18,445      122,831      412,508
  Manufacturing                                  249,846       25,721       16,479        8,127        6,135      306,307
  Retail Trade                                   254,618        8,705        3,284       10,624        6,976      284,207
  Wholesale Trade                                260,417        8,865                                  5,909      275,191
  Transportation/utilities                       228,657        5,591        1,361                     2,543      238,152
  Automotive                                     218,674        4,750                       786                   224,210
  Other                                          100,649          625                     3,126       88,258      192,658
- - --------------------------------------------------------------------------------------------------------------------------
             Total                             2,005,405       74,685       23,403       48,438      240,408    2,392,341
- - --------------------------------------------------------------------------------------------------------------------------
Total Commercial, Financial and
     Agricultural Loans Outsatnding           $2,750,741     $112,089     $103,625      $60,161     $291,804   $3,318,422
==========================================================================================================================
Percentage of geographic location to
total Commercial, Financial and
Agricultural Loans outstanding                     82.89%        3.38%        3.12%        1.81%        8.79%      100.00%
==========================================================================================================================

(1) During 1993 the Corporation redefined its industrial categories from Standard Industrial Classification codes to internally developed definitions based on the primary market in which the borrower operates.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - --------------------------------------------------------------------------------------------------------------------
TABLE 8 b. SHORT-TERM COMMERCIAL REAL ESTATE - CONSTRUCTION AND COMMERCIAL REAL ESTATE - MORTGAGE LOANS OUTSTANDING
June 30, 1994 (in thousands)                (UNAUDITED)
- - --------------------------------------------------------------------------------------------------------------------
                                                           Other                               Other
Collateral Type                               Michigan    Midwest    Northeast     South       States      Total
- - --------------------------------------------------------------------------------------------------------------------
Short-term Commercial
   Real Estate-Construction:
   Land development/acquisition                 $18,645        $118                 $54,669                 $73,432
   Residential > 4 family                         3,680                               6,818                  10,498
   Office                                         8,012                                                       8,012
   Retail                                         6,133                                                       6,133
   Other                                         44,171                               2,620      $4,977      51,768
- - --------------------------------------------------------------------------------------------------------------------
       Total                                     80,641         118                  64,107       4,977     149,843
- - --------------------------------------------------------------------------------------------------------------------
Commercial Real Estate-Mortgage:
   Retail                                       262,246       1,506                  24,249         736     288,737
   Office                                       213,607       3,488                   5,352       1,164     223,611
   Residential > 4 family                       159,843       1,317                   3,000      30,106     194,266
   Industrial                                   112,549       4,771                   1,658       4,625     123,603
   Hotels                                        60,764         881     $17,776      10,342      32,466     122,229
   Mobile home parks                             81,606      12,493         533      14,775       6,736     116,143
   Warehouse                                     23,286       4,490                                 611      28,387
   Other                                         25,866         598         249       3,827      56,069      86,609
- - --------------------------------------------------------------------------------------------------------------------
       Total                                    939,767      29,544      18,558      63,203     132,513   1,183,585
- - --------------------------------------------------------------------------------------------------------------------
Total Commercial
  Real Estate Loans Outstanding              $1,020,408     $29,662     $18,558    $127,310    $137,490  $1,333,428
====================================================================================================================
Percentage of geographic location to
Total Commercial Real Estate Loans
outstanding                                       76.52%       2.22%       1.39%       9.55%      10.31%     100.00%
====================================================================================================================

(1) During 1993 the Corporation redefined its industrial categories from Standard Industrial Classification codes to internally developed definitions based on the primary market in which the borrower operates.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - -----------------------------------------------------------------------------------------------------------------------------
TABLE 9 NON-PERFORMING ASSETS  (UNAUDITED)
(in thousands)                                                     06/30/94    03/31/94    12/31/93    9/30/93     6/30/93
- - -----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans
  Commercial, financial & agricultural secured by real estate        $18,875     $37,045     $36,872     $37,538     $38,658
  Other commercial, financial & agricultural                          28,168      29,939      32,243      28,346      33,118
  Commerical real estate-mortgage                                     11,796      12,443       8,886      14,046      14,655
  Residential real estate-mortgage held for investment                21,950      19,437      22,271      17,627      15,700
  Short-term real estate-construction                                 52,913      53,588      55,189      53,760      55,464
  Installment                                                          1,771       1,421       1,002       1,876       2,195
  Lease financing                                                                     22                                  65
- - -----------------------------------------------------------------------------------------------------------------------------
          Total                                                      135,473     153,895     156,463     153,193     159,855
Renegotiated Loans
  Commercial, financial & agricultural secured by real estate             41          44          47          23          23
  Other commercial, financial & agricultural                                                                  85          95
  Commerical real estate-mortgage                                                    331         338
  Short-term real estate-construction                                    290         300         313         325         350
- - -----------------------------------------------------------------------------------------------------------------------------
          Total                                                          331         675         698         433         468
- - -----------------------------------------------------------------------------------------------------------------------------
          Total Non-performing Loans                                 135,804     154,570     157,161     153,626     160,323
- - -----------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans
  Commercial, financial & agricultural secured by real estate         10,368      17,344      18,998      19,832      19,654
  Other commercial, financial & agricultural                           6,560       6,963       7,299       4,407       5,418
  Commerical real estate-mortgage                                     10,214      11,971      13,193      15,558      19,158
  Residential real estate-mortgage - held for investment               5,589       6,635       6,242       5,099       6,821
  Short-term real estate-construction                                 23,401      37,091      51,084      76,535      77,791
  Installment                                                            818         917         937         706         836
Other  real  estate  owned,  net                                           7           7         313         314         315
- - -----------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans and other real estate owned             56,957      80,928      98,066     122,451     129,993
- - -----------------------------------------------------------------------------------------------------------------------------
          Total Non-performing Assets                               $192,761    $235,498    $255,227    $276,077    $290,316
=============================================================================================================================
Non-performing Assets to total loans (net of unearned
   income)  plus property from defaulted loans and other
   real estate owned, net                                               2.98%       3.69%       3.77%       4.05%       4.11%
=============================================================================================================================
Non-performing loans to total loans, net of unearned income             2.12%       2.46%       2.36%       2.29%       2.31%
==============================================================================================================================
Allowance for possible credit losses to
   Non-performing Loans                                                  139%        126%        122%        123%        116%
==============================================================================================================================

Amounts for June 30, 1993 have been restated for a change in reporting classification to exclude loans that are 90 days or more past due and still accruing and include real estate of discontinued operations. Loans 90 days or more past due and still accruing at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993 and June 30, 1993 amounted to $99,956, $115,967,
$118,363, $88,139 and $2,483.  At June 30, 1994, 96.3% of loans 90 day or more past due and still accruing were insured by the FHA.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - --------------------------------------------------------------------------------------------------------------------------
TABLE 9 a. CHANGES IN COMMERCIAL AND COMMERCIAL REAL ESTATE NON-PERFORMING ASSETS   (UNAUDITED)
- - --------------------------------------------------------------------------------------------------------------------------
                                             Commercial        Short-Term        Commercial           Other
                                             Real Estate-      Commercial        Loans Secured     Commercial
                                             Mortgage          Real Estate-      By Real Estate                   Total
(in thousands)                                                 Construction
- - --------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
   December 31, 1993                          $22,417          $106,586           $55,917           $39,542      $224,462
  Activity during 1994:
    Additions                                   3,618             2,440             2,615            13,168        21,841
    Pay-downs                                  (1,524)           (1,321)          (11,782)          (10,210)      (24,837)
    Disposition of assets                      (3,208)          (27,491)           (6,523)           (1,172)      (38,394)
    Charge-offs                                  (487)                             (7,568)           (5,054)      (13,109)
    Write-downs                                                                    (1,770)             (248)       (2,018)
    Return to accrual (1)                        (237)             (618)             (876)           (1,551)       (3,282)
    Other(2)                                    1,431            (2,992)             (729)              253        (2,037)
- - --------------------------------------------------------------------------------------------------------------------------
   Net activity during 1994                      (407)          (29,982)          (26,633)           (4,814)      (61,836)
- - --------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
   June 30, 1994                              $22,010           $76,604           $29,284           $34,728      $162,626
==========================================================================================================================
Percentage of Non-Performing Asset
    category to Total                           13.53%            47.10%            18.01%            21.36%       100.00%
==========================================================================================================================

(1)Loans are returned to performing status after a reasonable period of sustained performance and the borrower's financial condition has improved to a point where doubt as to repayment of principal and interest no longer exists.
(2)Represents net activity for assets with a carrying value generally less than $250 thousand.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ALLOWANCE AND PROVISION FOR POSSIBLE CREDIT LOSSES

Provisions are made to the allowance for possible loan losses in amounts necessary to maintain the allowance at a level considered by management to be sufficient to provide for risk of loss inherent in the loan portfolio.

Determining the adequacy of the allowance for possible loan losses involves a disciplined quarterly analysis. The analysis ensures that all relevant factors affecting loan collectability are consistently applied. The analysis of the allowance relies mainly on historical loss ratios, current general economic and industry trends, and current and projected financial condition of certain individual borrowers. Specific allocations of the allowance are assigned to individual loans where serious doubt of full principal repayment exists. General allocations of the allowance are assigned to the remaining portfolio on the basis of historical loss factors. The historical loss factors are determined on the basis of past charge-off experience identified by portfolio type and, within each portfolio type, identified by risk rating. A migration analysis is utilized to support the calculation of the allowance and evaluate the overall reasonableness. Management believes the allowance for possible loan loss at June 30, 1994, is adequate based on the risks identified in the various loan categories.

The Corporation places more emphasis on estimates of a property's net realizable values and the borrowers' equity position in the collateral, and less emphasis on secondary collateral values and personal guarantees when assessing the need for charge-off. The Corporation's Appraisal Review Department is responsible for establishing and maintaining property appraisal policies in accordance with regulatory guidelines. The frequency of reappraisal is based upon several factors including the loan's risk rating.

For the six month period ended June 30, 1994, the provision was $12.0 million, a decrease of $13.0 million from the same period in 1993. The decrease is attributable to continued improvement in the area of credit quality. The improvement in credit quality is evidenced by reductions in Watch Credits, Non-performing Assets and net charge-offs during 1993 and the first six months of 1994.

While the provision for possible credit losses decreased year-over-year, the allowance for possible credit losses as a percentage of Non-performing Loans improved to 139% at June 30, 1994, from 116% at June 30 of last year. The allowance for possible credit losses as a percentage of total period-end loans improved to 2.94% at June 30, 1994, from 2.68% at June 30 last year.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ---------------------------------------------------------------------------------------------------------------------------
TABLE 10 ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES  (UNAUDITED)
- - ---------------------------------------------------------------------------------------------------------------------------
(in thousands)  Three Months Ended                                06/30/94   03/31/94    12/31/93    9/30/93     6/30/93
- - ---------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                 $194,521    $190,992    $189,055    $185,399    $182,101
 Charge-offs
  Commercial, financial & agricultural secured by real-estate        7,308         260       1,190         716         851
  Other commercial, financial & agricultural                         3,927       1,178       2,718         233       6,499
  Commerical real estate-mortgage                                       40         447         276         463       2,691
  Residential real estate-mortgage                                     493         440         284         258         748
  Short-term real estate-construction                                                                    3,000
  Installment                                                        1,879       1,903       2,054       2,187       1,976
  Lease financing                                                       20                      15          51
- - ---------------------------------------------------------------------------------------------------------------------------
            Total                                                   13,667       4,228       6,537       6,908      12,765
 Recoveries
  Commercial, financial & agricultural secured by real-estate          173          76         100         704          90
  Other commercial, financial & agricultural                           744       1,030         683         577       1,529
  Commerical real-estate--mortgage                                     250         173         268         396         631
  Residential real-estate--mortgage                                     39           4
  Short-term real-estate--construction                                   0           1           1         361           1
  Installment                                                          526         473         417         526         439
  Lease financing                                                        0           0           5                       1
- - ---------------------------------------------------------------------------------------------------------------------------
            Total                                                    1,731       1,757       1,474       2,564       2,691
            Net charge-offs                                         11,936       2,471       5,063       4,344      10,074
  Additions:
    Provisions charged to operating expense                          6,000       6,000       7,000       8,000      12,494
    Allowance of subsidiary purchased                                                                                  878
- - ---------------------------------------------------------------------------------------------------------------------------
    Ending balance                                                $188,585    $194,521    $190,992    $189,055    $185,399
============================================================================================================================
Allowance for possible credit losses to period-end loans              2.94%       3.09%       2.86%       2.82%       2.68%
============================================================================================================================

CHARGE-OFF RATIOS
- - ---------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                   06/30/94   03/31/94    12/31/93    9/30/93     6/30/93
- - ---------------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average
  loans, net of unearned income                                       0.76%       0.15%       0.30%       0.25%       0.60%
============================================================================================================================

Year-to-Date                                                                 6/30/94     6/30/93
- - ---------------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans, net of unearned income               0.45%       0.48%
============================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

NON-INTEREST INCOME AND NON-INTEREST EXPENSE


Non-interest income for the second quarter and first six months of 1994 decreased $3.8 million and $1.7 million, respectively, over the same periods in 1993. Non-interest expenses for the second quarter and first six months of 1994 decreased $24.7 million and $82.8 million over the same periods in 1993.

Substantial write-downs of mortgage servicing intangible assets during 1993 and the first six months of 1994 resulted in a 72% decrease in the net book value of those assets. This lower book value resulted in reductions in ESF and PMSR amortization expense. During the second quarter and six months ended June 30, 1994, ESF amortization decreased $3.5 million and $10.6 million, respectively, and PMSR amortization decreased $18.6 million and $72.6 million, respectively, compared to the same periods last year.

Excluding ESF amortization expense, non-interest income for the second quarter 1994 was $7.3 million lower than in the same period last year due principally to a reduction in mortgage servicing income of $6.6 million. The decline in mortgage servicing income resulted from a fourth quarter 1993 sale of servicing rights for approximately $2.5 billion of loans and from accelerated prepayments in the servicing portfolio throughout 1993.

For the six months ended June 30, 1994, non-interest income, excluding ESF amortization expense and security gains, decreased $6.2 million compared to the same period last year. Contributing to this decline were reductions in mortgage servicing income of $12.4 million and trading profits of $1.9 million. Partially offsetting these reductions were increases in mortgage banking secondary marketing gains, $3.4 million; other income, $2.1 million; merchant fee income, $1.6 million; and deposit account processing fees, $1.1 million.

During the second quarter 1994, non-interest expense (excluding PMSR amortization expense and a one-time write-down (discussed below) in the second quarter 1993) was $1.4 million lower than the same quarter last year principally due to a decrease in defaulted loan expense.

Gains from the sale of real estate owned resulted in net defaulted loan income of $2.5 million in the second quarter 1994 compared to net expense of $2.8 million in the same period last year. A $1.4 million decline in lost interest on pool payoffs was attributable to a slow down in refinancing of the loans in the Corporation's off-balance sheet servicing portfolios due to higher mortgage interest rates and a smaller servicing portfolio.

In the category of salaries and wages, base salaries decreased $1.9 million due to cost cutting initiatives implemented during 1994. Offsetting this improvement were costs associated with staff reductions and the resumption of accruals for performance bonuses which resulted in an overall increase in salaries and wages of $2.0 million.

The Corporation recognized a one-time write-down, referred to above, of $4.6 million in the second quarter 1993, of the assets of the its Dallas, Texas software subsidiary, BancA. The Corporation sold substantially all the assets and liabilities of BancA in the fourth quarter 1993.

Excluding PMSR amortization and the BancA write-down, non-interest expense for the six months ended June 30, 1994, decreased $5.6 million principally due to gains on the sale of property from defaulted loans and recent cost cutting initiatives. Partially offsetting these reductions were

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

increases in salaries and wages, discussed above, and other employee benefits. The Corporation recognized $1.5 million of expense in connection with the adoption of SFAS No. 112, Employer's Accounting for Postemployment Benefits, during the first quarter 1994. Also contributing to the increase in employee benefit costs was a change in the discount rate used in determining the actuarial present value of projected pension and postretirement benefit obligations. This change in discount rate from 8.5% at December 31, 1992, to 7.0% at December 31, 1993, contributed to a $2.2 million increase in both postretirement and pension expense in the first six months of 1994. Cost savings from a change in the retiree health insurance plan adopted April 1, 1994, will mitigate the increases resulting from this change in discount rate.

The major components of the Corporation's non-interest income and non-interest expense are presented in Table 11 and Table 12, respectively, for the five most recent quarters, and in Table 13 and Table 14, respectively, for the comparable six month periods. Also, refer to Table 15 Business Review for summary financial information regarding the Corporations principal subsidiaries.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ---------------------------------------------------------------------------------------------------------------------------------
TABLE 11 NON-INTEREST INCOME           (UNAUDITED)
- - ---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
(in thousands)                                                           6/30/94     3/31/94    12/31/93     9/30/93     6/30/93
- - ---------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                       15,196      15,113      15,117      15,176      15,362
Merchant card processing fees                                              4,866       4,515       4,943       4,578       4,319
Mortgage servicing fees                                                   10,062      10,741      14,297      15,482      16,656
Amortization of capitalized excess service fees                             (789)     (1,056)     (1,750)     (4,711)     (4,266)
Loan service charges                                                       2,133       3,517       3,058       2,918       1,955
- - ---------------------------------------------------------------------------------------------------------------------------------
     Service charges                                                      31,468      32,830      35,665      33,443      34,026

Trust and investment services income                                       4,472       5,080       4,923       4,619       4,837
Mortgage banking gains, net                                                4,406       4,746       6,919      16,984       4,681
Gains(losses) from sale of mortgage servicing rights                                               9,273                      53
Investments available for sale gains, net                                                                         12         160
Other Income:
   Trading profits (losses)                                                  210        (379)        405         195         818
   Other                                                                  11,337      11,241      10,578      10,713      11,099
- - ---------------------------------------------------------------------------------------------------------------------------------
    Other income                                                          11,547      10,862      10,983      10,908      11,917
- - ---------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                            $51,893     $53,518     $67,763     $65,966     $55,674
=================================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ---------------------------------------------------------------------------------------------------------------------------------
TABLE 12 NON-INTEREST EXPENSE          (UNAUDITED)
- - ---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
(in thousands)                                                           6/30/94     3/31/94    12/31/93     9/30/93     6/30/93
- - ---------------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                       $46,625     $46,107     $45,663     $47,489     $44,586
Other employee benefits                                                   13,971      15,208      12,760      12,198      13,257
Net occupancy                                                              7,645       7,652       7,615       7,460       7,529
Equipment                                                                 10,517      10,319      10,570       9,748      10,600
Outside services                                                           8,306       7,755       9,652       8,795       8,052
Defaulted loan expense, net
   Writedowns and losses from sale                                         2,544       1,900       4,451       4,379       3,542
   Gains from sale                                                        (7,628)     (3,234)     (1,451)     (1,077)     (2,149)
   Other operating expenses, net                                           2,622       1,263       3,177       2,724       1,426
Amortization of purchased mortgage servicing rights                        3,027       5,386       9,850      14,154      21,654
Other Expenses:
   FDIC Insurance                                                          5,384       5,386       5,392       5,406       5,526
   Assets held for sale, net (income)loss                                    (60)         64        (378)          8         (92)
   Communications                                                          2,287       2,321       2,180       2,434       2,322
   Stationery and supplies                                                 2,055       2,249       2,831       2,264       2,382
   Advertising                                                             1,608       1,619       2,218       1,971       2,060
   Michigan single business tax                                            1,988       2,181         583       1,827       2,062
   Postage                                                                 1,243       1,567       1,546       1,470       1,589
   Amortization of goodwill                                                  305         311         314         300         300
   Uncollected interest on early payoffs of loans serviced                 1,428       1,799       3,588       3,648       2,827
   Provision for foreclosure costs on loans serviced                       1,125         975         580         873         837
   Other                                                                   8,520       7,262       9,322       9,781       9,877
- - ---------------------------------------------------------------------------------------------------------------------------------
    Other expenses                                                        25,883      25,734      28,176      29,982      29,690
- - ---------------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                          $113,512    $118,090    $130,463    $135,852    $138,187
=================================================================================================================================
Net overhead ratio (1)                                                      2.74%       2.87%       2.74%       3.01%       3.57%
Efficiency ratio (2)                                                       72.09%      76.96%      74.63%      77.73%      83.67%
==================================================================================================================================

(1) Non-interest expense less non-interest income divided by average earning assets.
(2) Non-interest expense divided by the sum of net interest income on a fully taxable basis and non-interest income.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS

- - --------------------------------------------------------------------------------------------------------------------
TABLE 13 NON-INTEREST INCOME  (UNAUDITED)
- - --------------------------------------------------------------------------------------------------------------------
Six Months Ended
(in thousands)                                                               06/30/94       06/30/93
- - --------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                           $30,309        $29,250
Merchant card processing fees                                                   9,381          7,784
Mortgage servicing fees                                                        20,803         33,168
Amortization of capitalized excess service fees                                (1,845)       (12,466)
Loan service charges                                                            5,650          5,307
- - --------------------------------------------------------------------------------------------------------------------
     Service charges                                                           64,298         63,043

Trust and investment services income                                            9,552          9,980
Mortgage banking gains, net                                                     9,152          5,679
Gains(losses) from sale of mortgage servicing rights                                              53
Investments available for sale gains, net                                                      6,128
Other income:
   Trading profits(losses)                                                       (169)         1,768
   Other                                                                       22,578         20,450
- - --------------------------------------------------------------------------------------------------------------------
    Other income                                                               22,409         22,218
- - --------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                $105,411       $107,101
=====================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - --------------------------------------------------------------------------------------------------------------------
TABLE 14 NON-INTEREST EXPENSE  (UNAUDITED)
- - --------------------------------------------------------------------------------------------------------------------
Six Months Ended
(in thousands)                                                               06/30/94       06/30/93
- - --------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                            $92,732        $89,146
Other employee benefits                                                        29,179         26,247
Net occupancy                                                                  15,297         14,866
Equipment                                                                      20,836         21,314
Outside services                                                               16,061         15,787
Defaulted loan expense, net
   Writedowns and losses from sale                                              4,444          5,445
   Gains from sale                                                            (10,862)        (2,977)
   Other operating expenses, net                                                3,885          3,831
Amortization of purchased mortgage servicing rights                             8,413         80,994
Other Expenses:
   FDIC Insurance                                                              10,770         11,000
   Assets held for sale, net (income)expense                                        4           (221)
   Communications                                                               4,608          4,763
   Stationery and supplies                                                      4,304          4,848
   Advertising                                                                  3,227          3,966
   Michigan single business tax                                                 4,169          4,271
   Postage                                                                      2,810          3,220
   Amortization of goodwill                                                       616            523
   Uncollected interest on early payoffs of loans serviced                      3,227          4,728
   Provision for foreclosure costs on loans serviced                            2,100          2,822
   Other                                                                       15,782         19,797
- - --------------------------------------------------------------------------------------------------------------------
    Other expenses                                                             51,617         59,717
- - --------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                               $231,602       $314,370
====================================================================================================================
Net overhead ratio (1)                                                           2.80%          4.51%
Efficiency ratio (2)                                                            74.50%         99.80%
=====================================================================================================================

(1) Non-interest expense less non-interest income, annualized, divided by average earning assets.
(2) Non-interest expense divided by the sum of net interest income on a fully taxable basis and non-interest income.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ------------------------------------------------------------------------------------------------------------------------------
TABLE 15  BUSINESS REVIEW               (UNAUDITED)
- - ------------------------------------------------------------------------------------------------------------------------------
                                                            MNB
Three Months Ended June 30                            (excluding IOMC)               IOMC                       IOBOC
(in thousands)                                        1994        1993          1994        1993          1994        1993
- - ------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                $80,591     $73,263        $3,847      $5,886        $5,071      $6,362

Non-interest income                                    33,324      32,016        15,301      22,053           333         711
Gains from sale of mortgage servicing rights                                                     53
Amortization of  capitalized excess service fees                                   (789)     (4,266)
Amortization of purchased mortgage servicing right                               (3,027)    (21,654)
Other non-interest expense                            (78,000)    (79,599)      (19,091)    (19,378)       (4,441)     (4,744)
                                                     --------    --------      --------    --------      --------    --------
Income before taxes                                   $35,915     $25,680       ($3,759)   ($17,306)         $963      $2,329
                                                     ========    ========      ========    ========      ========    ========
At  June  30
Total assets                                       $8,739,681  $9,052,399      $681,789  $1,276,089      $645,704    $981,129
Total Liabilities                                  $8,063,938  $8,431,807      $658,406  $1,251,539      $541,024    $854,705
Total Equity                                         $675,743    $620,592       $23,383     $24,550      $104,680    $126,424

Mortgage Servicing Portfolio :
  Originated Servicing                                                           $3,839      $3,908
  Purchased Servicing                                                            $4,764      $7,317
                                                                               --------    --------
   Total                                                                         $8,603     $11,225
                                                                               ========     =======



Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ---------------------------------------------------------------------------------------------------------------------------------
TABLE 15  BUSINESS REVIEW (UNAUDITED)  (Continued)
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                        Texas Bank               Holding Company and           Consolidated
Three Months Ended June 30                             Subsidiaries              other operations (1)             MNC
(in thousands)                                         1994      1993           1994          1993           1994        1993
- - ---------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                 $5,494     $6,064            ($71)        ($160)      $94,932       $91,415

Non-interest income                                     1,451      1,560           2,273         3,547        52,682        59,887
Gains from sale of mortgage servicing rights                                                                                    53
Amortization of  capitalized excess service fees                                                                (789)       (4,266)
Amortization of purchased mortgage servicing rights                                                           (3,027)      (21,654)
Other non-interest expense                             (5,165)    (4,899)         (3,788)       (7,913)     (110,485)     (116,533)
                                                     --------   --------        --------      --------      --------      --------
Income before taxes                                    $1,780     $2,725         ($1,586)      ($4,526)      $33,313        $8,902
                                                     ========   ========        ========      ========      ========      ========
At June 30
Total assets                                         $573,871   $599,423       ($604,679)  ($1,391,879)  $10,036,366   $10,517,161
Total Liabilities                                    $522,741   $553,612       ($641,578)  ($1,333,350)   $9,144,531    $9,758,313
Total Equity                                          $51,130    $45,811         $36,899      ($58,529)     $891,835      $758,848





(1) Amounts include intercompany eliminations.



Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ------------------------------------------------------------------------------------------------------------------------------
TABLE 16 BUSINESS REVIEW    (UNAUDITED)
- - ------------------------------------------------------------------------------------------------------------------------------
                                                            MNB
Six Months Ended June 30                              (excluding IOMC)               IOMC                       IOBOC
(in thousands)                                        1994        1993          1994        1993          1994        1993
- - ------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses               $155,915    $139,535        $7,057      $9,475       $10,425     $12,148

Non-interest income                                    67,985      68,250        31,916      40,125         1,046       1,268
Gains from sale of mortgage servicing rights                                                     53
Amortization of  capitalized excess service fees                                 (1,845)    (12,466)
Amortization of purchased mortgage servicing right                               (8,413)    (80,994)
Other non-interest expense                           (158,595)   (159,257)      (38,992)    (40,769)       (9,533)     (9,238)
                                                     --------    --------      --------    --------      --------    --------
Income before taxes                                   $65,305     $48,528      ($10,277)   ($84,576)       $1,938      $4,178
                                                     ========    ========      ========    ========      ========    ========

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - ---------------------------------------------------------------------------------------------------------------------------------
TABLE 16 BUSINESS REVIEW (UNAUDITED)  (Continued)
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                        Texas Bank               Holding Company and           Consolidated
Six Months Ended June 30                               Subsidiaries              other operations (1)             MNC
(in thousands)                                         1994      1993           1994          1993           1994        1993
- - ---------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                $11,092     $10,485           ($277)        ($270)     $184,212    $171,373

Non-interest income                                     2,990       3,529           3,319         6,342       107,256     119,514
Gains from sale of mortgage servicing rights                                                                                   53
Amortization of  capitalized excess service fees                                                               (1,845)    (12,466)
Amortization of purchased mortgage servicing rights                                                            (8,413)    (80,994)
Other non-interest expense                            (10,408)     (8,643)         (5,661)      (15,469)     (223,189)   (233,376)
                                                     --------    --------        --------      --------      --------    --------
Income before taxes                                    $3,674      $5,371         ($2,619)      ($9,397)      $58,021    ($35,896)
                                                     ========    ========        ========       ========      =======    ========

(1) Amounts include intercompany eliminations.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INCOME TAX PROVISION

In the second quarter tax benefits of approximately $42.8 million were recognized, $40.2 million of which were reflected in earnings, and $2.6 million of which were added directly to shareholders' equity - surplus. These tax benefits are related to the 1988 acquisition of IOBOC. The ability of the Corporation to realize these benefits was challenged by the U.S. Treasury Department in a report issued in March 1991 to Congress. Congress addressed this matter in the Revenue Reconciliation Bill of 1993, and denied recognition of certain tax benefits occurring after March 3, 1991. As a result of this Congressional action and recent discussions with the Federal government concerning the Corporation's tax returns, the Corporation recognized pre-March 3, 1991 tax benefits in its financial statements.

The Corporation's projection of its 1994 effective income tax rate, excluding the $40.2 million one-time benefit explained above, is 30.5% . The difference between this effective tax rate and the federal statutory rate of 35% is largely due to tax exempt income from the FDIC note receivable and FDIC assistance received by IOBOC pursuant to the agreement, as well as tax exempt interest income from municipal obligations held principally by MNB.

The increase in the effective income tax rate from (9.2%) in 1993 to 30.5% for 1994, excluding the one-time benefit, is due to higher projected pre-tax earnings in 1994 and a lower level of tax-exempt FDIC assistance. This has the effect of increasing the percentage of projected taxable income relative to total projected pre-tax financial income, resulting in a higher effective tax rate.

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

The Office of the Comptroller of the Currency announced proposed rulemaking to amend the agency's capital adequacy rules to explicitly include in the Tier 1 capital ratio net unrealized gains and losses on securities classified as available-for-sale resulting from the adoption of SFAS No. 115. Under SFAS No. 115, which the Corporation adopted effective January 1, 1994, these net unrealized holding gains and losses are reported as a separate component of stockholders' equity. Current capital adequacy rules exclude these net unrealized gains and losses from stockholders' equity. The proposed rulemaking would amend the definition of stockholders' equity to include adjustments for both unrealized gains and losses on available-for-sale securities under SFAS No. 115.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - -----------------------------------------------------------------------------------------------------------------------------------
TABLE 17 CAPITAL RATIOS (UNAUDITED)
Quarter Ended
(in thousands)                                                           6/30/94     3/31/94     12/31/93    9/30/93     6/30/93
- - -----------------------------------------------------------------------------------------------------------------------------------
Tier 1:
  Common shareholders' equity                                             $889,930    $827,323    $815,590    $753,822    $733,564
  Intangible assets                                                        (13,430)    (13,901)    (14,279)    (14,239)    (14,702)
  PMSR Capital Limitation                                                               (1,697)       (403)
  SFAS 109 Capital Limitation                                              (59,584)    (33,886)    (21,876)
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                                  $816,916    $777,839    $779,032    $739,583    $718,862
- - -----------------------------------------------------------------------------------------------------------------------------------
Tier 2:
  Allowance for possible credit losses (1)                                $103,042    $100,508    $103,149    $103,718    $103,208
  Equity commitment note                                                    15,212      15,212      15,212      15,212      18,012
  Equity contract note                                                      57,246      57,475      57,715      57,944      58,184
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                                  $175,500    $173,195    $176,076    $176,874    $179,404
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total qualifying capital                                              $992,416    $951,034    $955,108    $916,457    $898,266
- - -----------------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                                    $7,088,791  $6,980,006  $7,233,972  $7,389,159  $7,540,523
Risk-weighted off-balance sheet exposure                                 1,167,978   1,074,546   1,032,619     922,510     730,814
- - -----------------------------------------------------------------------------------------------------------------------------------
    Less: disallowance for loan loss & intangibles                         160,123     146,200     124,880     101,496      97,333
==================================================================================================================================
    Total risk-weighted assets and off-balance sheet exposure           $8,096,646  $7,908,352  $8,141,711  $8,210,173  $8,174,004
==================================================================================================================================

==================================================================================================================================
    Tier 1 risk-based capital ratio                                          10.09%       9.85%       9.57%       9.01%       8.79%
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total risk-based capital ratio                                           12.26%      12.03%      11.73%      11.16%     10.99%
==================================================================================================================================
    Leverage ratio                                                            8.20%       7.84%       7.56%       7.09%       6.90%
==================================================================================================================================

(1) The allowance for possible credit losses is limited to 1.25% of the total risk-weighted assets and off-balance sheet exposure.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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



- - --------------------------------------------------------------------------------
TABLE 18 SOURCES OF FUNDS (UNAUDITED)
- - --------------------------------------------------------------------------------

Michigan National Corporation
Three Months Ended
(in thousands)                                    6/30/94                     3/31/94                      12/31/93
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                        % of                          % of                          % of
                                                        Total                         Total                         Total
                                                        Asset                         Asset                         Asset
                                      Balance           Funding        Balance        Funding        Balance        Funding
- - ------------------------------------------------------------------------------------------------------------------------------------
Core deposits                         $ 7,338,660        73%           $ 7,644,987     76%           $ 7,872,824     77%
Discretionary deposits (1)                816,867         8%               858,732      8%               852,255      8%
Short-term borrowings                     709,301         7%               418,733      4%               293,293      3%
Long-term debt                             76,400         1%                76,752      1%                77,122      1%
Equity                                    891,835         9%               831,553      8%               815,590      8%
Other liabilities                         203,303         2%               297,918      3%               261,724      3%
- - ------------------------------------------------------------------------------------------------------------------------------------
   Total                              $10,036,366       100%           $10,128,675    100%           $10,172,808    100%
====================================================================================================================================

Parent Company:
(in millions)
  Subsidiaries' retained
  earnings available for
  dividends (2)                               $65                              $45                           $33
====================================================================================================================================





Michigan National Corporation
Three Months Ended
(in thousands)                                    9/30/93                     6/31/93
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                        % of                          % of
                                                        Total                         Total
                                                        Asset                         Asset
                                      Balance           Funding        Balance        Funding
- - ------------------------------------------------------------------------------------------------------------------------------------
Core deposits                         $ 7,662,174        74%           $ 7,781,356     74%
Discretionary deposits (1)                994,072         9%               928,755      9%
Short-term borrowings                     556,432         5%               654,351      6%
Long-term debt                             77,998         1%                81,312      1%
Equity                                    781,397         8%               758,848      7%
Other liabilities                         323,337         3%               312,539      3%
- - ------------------------------------------------------------------------------------------------------------------------------------
   Total                              $10,395,410       100%           $10,517,161    100%
====================================================================================================================================

Parent Company:
(in millions)
  Subsidiaries' retained
  earnings available for
  dividends (2)                               $52                              $31
====================================================================================================================================



(1) Discretionary deposits consist of time deposits > $100,000 plus all brokered deposits.
(2) Retained earnings available for dividends is calculated based on current year-to-date net income plus two years' prior income less certain adjustments.

Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


EARNINGS PER SHARE

Earnings per share presented in the Consolidated Statement of Income for the three and six months ended June 30, 1994, reflect the use of the "treasury stock" method to calculate the common stock equivalents attributable to the Corporation's 8% Redeemable Subordinated Debentures (Debentures). Refer to Note N - Long-term Debt and Note O - Capital on pages 56 and 57 of the 1993 Annual Report for further information on these Debentures. Increasing interest rates during 1994 have resulted in a significant narrowing of the premium value of the fixed income feature of the Debentures and it appears likely that the fixed income feature could be valued at a discount in the near future. If and when that occurs, under the requirements of Accounting Principles Board Opinion No. 15 - Earnings per Share, the "if converted" method will be used to calculate the common stock equivalents of the Debentures.

The "if converted method" would result in an approximate 800,000 share increase in common stock equivalents. In addition, interest expense on the Debentures would be added back to income for purposes of calculating earnings per share under the "if converted" method.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES


                                                    PART I EXHIBIT


EXHIBIT (11)   COMPUTATION OF EARNINGS PER COMMON SHARE            (UNAUDITED)


- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                        JUNE 30                               JUNE 30
- - ------------------------------------------------------------------------------------------------------------------------------------

                                                                 1994               1993               1994               1993
- - ------------------------------------------------------------------------------------------------------------------------------------

(in thousands, except per share)
PRIMARY
  Net Income                                                       $63,294             $8,902             81,578           ($35,896)
                                                            ------------------------------------------------------------------------

  Average common shares outstanding                                 15,233             15,093             15,211             15,018
  Common stock equivalents                                             351                132                263
                                                            ------------------------------------------------------------------------

  AVERAGE PRIMARY SHARES OUTSTANDING                                15,584             15,225             15,474             15,018
                                                            ========================================================================


  PRIMARY EARNINGS PER SHARE                                         $4.06              $0.58              $5.27             ($2.39)
                                                            ========================================================================



FULLY DILUTED
  Net Income                                                       $63,294             $8,902            $81,578           ($35,896)
                                                            ------------------------------------------------------------------------

  Average common shares outstanding                                 15,233             15,093             15,211             15,018
  Common stock equivalents                                             383                137                383
                                                            ------------------------------------------------------------------------

  AVERAGE FULLY DILUTED SHARES OUTSTANDING                          15,616             15,230             15,594             15,018
                                                            ========================================================================


  FULLY DILUTED EARNINGS PER SHARE                                   $4.05              $0.58              $5.23             ($2.39)
                                                            ========================================================================

 (1) The Corporation has changed from the "if converted" method to the "treasury stock" method to calculate the dilutive effect of its Cancelable Mandatory Stock Purchase Contracts (Equity Contracts).

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES    (UNAUDITED)


PART II.  OTHER INFORMATION


Item 1. - Legal Proceedings

     See note G. of the Notes to Consolidated Financial
     Statements and Note U. of the 1993 Annual Report



Item 4. - Results of Votes of Security Holders

At the April 19, 1994, Michigan National Corporation Annual Meeting of Stockholders, it was resolved that the following persons were elected as Directors of Michigan National Corporation until the next Annual Meeting of Stockholders and thereafter until their successors are duly elected and qualified. The following is the result of the voting with respect to each nominee for office:


                                     _________  NUMBER OF VOTES ___________
                                                   WITHHOLD
                                     FOR           AUTHORITY       TOTAL
                                     ---           ---------       -----
Daniel T. Carroll                    8,601,550     4,137,758     12,739,308
John S. Carton                       8,619,804     4,119,504     12,739,308
Douglas E. Ebert                     8,568,630     4,170,678     12,739,308
Sidney E. Forbes                     8,582,854     4,156,454     12,739,308
Sue L. Gin                           8,543,081     4,196,227     12,739,308
Morton E. Harris                     8,565,783     4,173,525     12,739,308
Gerald B. Mitchell                   8,607,965     4,131,343     12,739,308
Robert J. Mylod                      8,378,585     4,360,723     12,739,308
William F. Pickard                   8,575,055     4,164,253     12,739,308
Stanton Kinnie Smith, Jr.            8,578,416     4,160,892     12,739,308
Walter H. Teninga                    8,569,712     4,169,596     12,739,308
Stephen A. Van Andel                 8,551,624     4,187,684     12,739,308
Richard T. Walsh                     8,583,084     4,156,224     12,739,308
James A. Williams                    8,581,449     4,157,859     12,739,308



Item 6.(a) - Exhibits

      Exhibit (11) - Statement regarding computation of per share earnings. See Part I Exhibit.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES    (UNAUDITED)

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         MICHIGAN NATIONAL CORPORATION
                         (Registrant)



August 12, 1994               Joseph J. Whiteside
                              ___________________________________
                              Joseph J. Whiteside
                              Executive Vice President
                              (Chief Financial Officer)


August 12, 1994               Robert V. Panizzi
                              ___________________________________
                              Robert V. Panizzi
                              First Vice President and Controller
                              (Chief Accounting Officer)