Form 10-Q
period 1994-09-30
MICHIGAN NATIONAL CORP
filed 1994-10-28
CIK 65660

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C., 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED  SEPTEMBER 30, 1994

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

Yes   X       No

Common stock outstanding at September 30, 1994 - 15,314,943 SHARES

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES



                                   FORM 10-Q
                                     INDEX




PART I.  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
 CONSOLIDATED STATEMENT OF INCOME:
     THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993               1
     NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993                3

    CONSOLIDATED STATEMENT OF CONDITION:
     SEPTEMBER 30, 1994 AND DECEMBER 31, 1993                     5

    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY:
     NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993                7

    CONSOLIDATED STATEMENT OF CASH FLOWS:
     NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993                8

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   10



  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     20
           CONDITION AND RESULTS OF OPERATIONS

  PART I   EXHIBIT                                               62



  PART II.  OTHER INFORMATION                                    63

  ITEM 1.    LEGAL PROCEEDINGS                                   63

  ITEM 6.(A) EXHIBITS                                            63

  SIGNATURES                                                     64

 MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                                            CONSOLIDATED STATEMENT OF INCOME
                                                                                                      (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------------------------
                                                                                           THREE MONTHS ENDED        INCREASE
                                                                                               SEPTEMBER 30         (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                           1994            1993
- ------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Federal funds sold and resale agreements                                               $1,946          $2,823          ($877)
  Interest-bearing deposits with banks                                                    2,023             282          1,741
  Money market investments                                                                  144              63             81
  Investment securities available for sale (Note C)                                       4,249              59          4,190
  Investment securities held to maturity (Note C)                                        17,072          22,548         (5,476)
  Trading securities                                                                        895           1,792           (897)
  Loans and lease financing, including related fees                                     132,896         142,863         (9,967)
  Note receivable-FDIC                                                                    4,038           5,623         (1,585)
- ------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                163,263         176,053        (12,790)

INTEREST EXPENSE
  Money market accounts                                                                  14,267          15,461         (1,194)
  Savings deposits                                                                        5,436           7,675         (2,239)
  Time deposits < $100,000                                                               32,680          38,984         (6,304)
  Time deposits > $100,000                                                                6,968           7,728           (760)
  Short-term borrowings                                                                   5,776           4,460          1,316
  Long-term debt                                                                          1,513           1,574            (61)
  FDIC assistance                                                                        (3,105)         (3,236)           131
- ------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                63,535          72,646         (9,111)
   NET INTEREST INCOME                                                                   99,728         103,407         (3,679)
   PROVISION FOR POSSIBLE CREDIT LOSSES                                                   6,000           8,000         (2,000)
- ------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE CREDIT LOSSES                                                               93,728          95,407         (1,679)
- ------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                         26,783          33,443         (6,660)
 Trust and investment services income                                                     4,322           4,619           (297)
 Mortgage banking gains, net                                                                 22          16,984        (16,962)
 Other gains, net (Note B)                                                               67,096                         67,096
 Other income                                                                            11,469          10,920            549
- ------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                           109,692          65,966         43,726

NON-INTEREST EXPENSE
 Salaries and wages                                                                      42,201          47,489         (5,288)
 Other employee benefits                                                                 12,103          12,198            (95)
 Net occupancy expense                                                                    6,921           7,460           (539)
 Equipment expense                                                                        8,567           9,748         (1,181)
 Outside services                                                                         8,732           8,795            (63)
 Defaulted loan expense, net                                                              3,320           6,026         (2,706)
 Amortization of purchased mortgage servicing rights                                      2,034          14,154        (12,120)
 Other expenses                                                                          25,554          29,982         (4,428)
- ------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                          109,432         135,852        (26,420)
- ------------------------------------------------------------------------------------------------------------------------------
    INCOME  BEFORE INCOME TAXES                                                          93,988          25,521         68,467
     Income tax (benefit) (Note I)                                                      (16,060)         (1,506)       (14,554)
- ------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                                         $110,048         $27,027        $83,021
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

 MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                                            CONSOLIDATED STATEMENT OF INCOME
                                                                                                     continued  (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------------------------
                                                                                           THREE MONTHS ENDED        INCREASE
                                                                                               SEPTEMBER 30         (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                           1994            1993
- ------------------------------------------------------------------------------------------------------------------------------
NET INCOME  PER COMMON SHARE - PRIMARY                                                    $6.99           $1.77          $5.22
- ------------------------------------------------------------------------------------------------------------------------------
NET INCOME  PER COMMON SHARE - FULLY DILUTED                                              $6.99            1.76          $5.23
- ------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES AND COMMON STOCK EQUIVALENTS OUTSTANDING - PRIMARY                 15,744          15,289            455
- ------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES AND COMMON STOCK EQUIVALENTS OUTSTANDING - FULLY DILUTED           15,744          15,324            420
- ------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                  $0.50           $0.50
==============================================================================================================================

 MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                                            CONSOLIDATED STATEMENT OF INCOME
                                                                                                      (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                             NINE MONTHS ENDED       INCREASE
                                                                                                SEPTEMBER 30        (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                           1994            1993
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Federal funds sold and resale agreements                                               $9,171          $9,619          ($448)
  Interest-bearing deposits with banks                                                    8,616           2,476          6,140
  Money market investments                                                                  327             157            170
  Investment securities available for sale (Note C)                                      12,117           2,608          9,509
  Investment securities held to maturity (Note C)                                        51,598          68,603        (17,005)
  Trading securities                                                                      2,868           5,071         (2,203)
  Loans and lease financing, including related fees                                     389,238         418,663        (29,425)
  Note receivable-FDIC                                                                   11,745          17,557         (5,812)
  Guaranteed yield on covered assets                                                                         32            (32)
- -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                485,680         524,786        (39,106)

INTEREST EXPENSE
  Money market accounts                                                                  43,082          45,980         (2,898)
  Savings deposits                                                                       18,076          22,407         (4,331)
  Time deposits < $100,000                                                              101,288         123,932        (22,644)
  Time deposits > $100,000                                                               19,645          25,270         (5,625)
  Short-term borrowings                                                                  12,763          12,748             15
  Long-term debt                                                                          4,616           4,839           (223)
  FDIC assistance                                                                        (9,730)        (10,170)           440
- -------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                               189,740         225,006        (35,266)
   NET INTEREST INCOME                                                                  295,940         299,780         (3,840)
   PROVISION FOR POSSIBLE CREDIT LOSSES                                                  18,000          33,000        (15,000)
- -------------------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE CREDIT LOSSES                                                              277,940         266,780         11,160
- -------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                         91,081          96,486         (5,405)
 Trust and investment services income                                                    13,874          14,599           (725)
 Mortgage banking gains, net                                                              9,174          22,663        (13,489)
 Gains from sale of mortgage servicing rights                                                                53            (53)
 Investments available-for-sale gains, net                                                                6,140         (6,140)
 Other gains, net (Note B)                                                               67,096                         67,096
 Other income                                                                            33,878          33,126            752
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                           215,103         173,067         42,036

NON-INTEREST EXPENSE
 Salaries and wages                                                                     134,933         136,635         (1,702)
 Other employee benefits                                                                 41,282          38,445          2,837
 Net occupancy expense                                                                   22,218          22,326           (108)
 Equipment expense                                                                       29,403          31,062         (1,659)
 Outside services                                                                        24,793          24,566            227
 Defaulted loan expense, net                                                                787          12,325        (11,538)
 Amortization of purchased mortgage servicing rights                                     10,447          95,148        (84,701)
 Other expenses                                                                          77,171          89,715        (12,544)
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                          341,034         450,222       (109,188)
- -------------------------------------------------------------------------------------------------------------------------------

    INCOME (LOSS)  BEFORE INCOME TAXES                                                  152,009         (10,375)       162,384
     Income tax (benefit) (Note I)                                                      (39,617)         (1,506)       (38,111)
- -------------------------------------------------------------------------------------------------------------------------------
    NET INCOME  (LOSS)                                                                  191,626          (8,869)       200,495
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

 MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                                            CONSOLIDATED STATEMENT OF INCOME
                                                                                               continued  (UNAUDITED)

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                             NINE MONTHS ENDED       INCREASE
                                                                                                SEPTEMBER 30        (DECREASE)
(IN THOUSANDS, EXCEPT PER SHARE)                                                           1994            1993
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME  (LOSS) PER COMMON SHARE - PRIMARY                                            $12.31          ($0.59)        $12.90
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME  (LOSS) PER COMMON SHARE - FULLY DILUTED                                      $12.22          ($0.59)        $12.81
- -------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES AND COMMON STOCK EQUIVALENTS OUTSTANDING - PRIMARY                 15,570          15,057            513
- -------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES AND COMMON STOCK EQUIVALENTS OUTSTANDING - FULLY DILUTED           15,681          15,057            624
- -------------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                  $1.50           $1.50
- -------------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                     CONSOLIDATED STATEMENT OF CONDITION
                                                                   (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------
                                                                      September 30,      December 31,
(IN THOUSANDS EXCEPT SHARE AMOUNTS)                                       1994               1993
- -------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                                                     $585,211           $518,080
 Federal funds sold and resale agreements                                     500,518            483,000
- -------------------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                          1,085,729          1,001,080

 Interest-bearing deposits with banks                                          32,211            121,445
 Money market investments                                                      14,724             11,513
 Investment securities available for sale (amortized cost of
  $249,289 and $893 at 09/30/94 and 12/31/93, respectively) (Note C)
    Mortgage-backed securities                                                112,854
    U.S. Government and other securities                                      138,215                893
 Investment securities held to maturity, (market value of $1,020,933 and $1,343,657 at 09/30/94 and 12/31/93, respectively) (Note C)
    Mortgage-backed securities                                                639,156            983,765
    U.S. Government and other securities                                      397,313            330,008
 Trading securities                                                            36,522             70,113

 Residential mortgages held for sale (Note D)                                 108,783            583,056
 Loans and lease financing (Note D)                                         6,092,697          6,106,829
- -------------------------------------------------------------------------------------------------------------
   Total Loans and Lease Financing                                          6,201,480          6,689,885
   Unearned income                                                            (25,076)           (18,619)
   Allowance for possible credit losses                                      (185,731)          (190,992)
- -------------------------------------------------------------------------------------------------------------
   Net Loans and Lease Financing                                            5,990,673          6,480,274

 Note receivable-FDIC                                                                            462,535
 Premises and equipment, net                                                  174,585            199,142
 Due from customers on acceptances                                                711                612
 Accrued income receivable                                                     70,543             77,347
 Purchased mortgage servicing rights, net                                                         49,389
 Capitalized excess service fees, net                                                              6,869
 Property from defaulted loans and other real estate owned, net                49,152             98,066
 Other assets                                                                 464,918            279,757
- -------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                           $9,207,306        $10,172,808
=============================================================================================================

The Consolidated Statement of Condition is continued on the next page.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                     CONSOLIDATED STATEMENT OF CONDITION
                                                                            continued  (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------
                                                                     September 30,       December 31,
(IN THOUSANDS EXCEPT SHARE AMOUNTS)                                       1994               1993
- -------------------------------------------------------------------------------------------------------------
LIABILITIES
  Non-interest bearing demand deposits                                     $1,701,003         $1,995,940
  Interest-bearing deposits:
     Money market accounts                                                  1,857,955          2,195,670
     Savings deposits                                                       1,035,628          1,183,280
     Time deposits < $100,000                                               2,375,391          2,699,512
     Time deposits > $100,000                                                 542,972            650,677
- -------------------------------------------------------------------------------------------------------------
     Total Deposits                                                         7,512,949          8,725,079

 Short-term borrowings (Note E)                                               401,036            293,293
 Customer acceptances outstanding                                                 711                612
 Accrued liabilities                                                          224,290            261,112
 Long-term debt                                                                70,779             77,122
- -------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                       8,209,765          9,357,218

   Contingencies and Commitments (Note F and G)

SHAREHOLDERS' EQUITY
  Common stock,  $10 par value, authorized  50,000,000 shares                 153,151            151,764
  Surplus                                                                     203,310            195,466
  Retained earnings                                                           652,348            483,572
  Net unrealized gains on investment
      securities available-for-sale (Note C)                                    1,144
  Note receivable-ESOP                                                        (12,412)           (15,212)
- -------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                997,541            815,590
- -------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $9,207,306        $10,172,808
=============================================================================================================

 Common stock outstanding                                                  15,314,943         15,176,336
=============================================================================================================

Certain prior period amounts have been reclassified in order to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                                 CONSOLIDATED STATEMENT OF CHANGES
                                                                               IN SHAREHOLDER'S EQUITY  (UNAUDITED)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Net unrealized
                                                                                                 gain on
                                                                                              investment
                                         Convertible                                          securities         Note
                                           Preferred       Common                  Retained    available   Receivable
(in thousands)                                 Stock        Stock      Surplus     Earnings     for sale         ESOP        Total
- -----------------------------------------------------------------------------------------------------------------------------------
 Balance, January 1, 1993                     $6,000     $149,079     $185,759     $482,949                  ($18,012)    $805,775
 Net income                                                                          (8,869)                                (8,869)
 Unrealized loss on marketable
    equity securities                                                                    14                                     14
 Common stock issued, net                                     984        3,401                                               4,385
 Conversion of preferred stock                (6,000)       1,200        4,800
 ESOP payment                                                                                                   2,800        2,800
 Cash dividends
     Common stock                                                                   (22,618)                               (22,618)
     Convertible preferred stock                                                        (90)                                   (90)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1993                              $151,263     $193,960     $451,386                  ($15,212)    $781,397
- -----------------------------------------------------------------------------------------------------------------------------------

 Balance, January 1, 1994                                $151,764     $195,466     $483,572                  ($15,212)     815,590
 Net income                                                                         191,626                                191,626
 Net unrealized gain/(loss) on securities
   classified as available for sale (Note C)                                                       1,760                     1,760
 Tax effect of unrealized gain/(loss) on
   investment securities classified as
   available for sale                                                                               (616)                     (616)
 Common stock issued, net                                   1,387        7,844                                               9,231
 ESOP payment                                                                                                   2,800        2,800
 Cash dividends
    Common stock                                                                    (22,850)                               (22,850)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994                              $153,151     $203,310     $652,348       $1,144     ($12,412)    $997,541
- -----------------------------------------------------------------------------------------------------------------------------------

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30 (in thousands)                                                     1994         1993
- ------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                      $191,626      ($8,869)
  Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
    Provision for possible credit losses                                                            18,000       33,000
    Depreciation and amortization expense                                                           39,780      129,451
    Net amortization associated with investment securities                                           4,113          795
    Write-downs of property from defaulted loans                                                     4,930        8,249
    Net deferred income taxes                                                                      (77,634)     (29,830)
    Gain from sale of investment securities available for sale                                                   (6,140)
    Loss from sale of premises and equipment                                                           234          776
    Gain from sale of mortgage servicing rights                                                                     (53)
    Gains from sale of subsidiaries and mortgage servicing portfolio                               (62,008)
    Net gain from sale of property from defaulted loans                                             (9,953)      (2,793)
    (Increase) decrease in operating assets:
        Trading account securities                                                                  33,591      (23,390)
        Accrued interest receivable                                                                  2,683       (8,059)
        Residential mortgages held for sale                                                        474,273       35,437
        Pending investment and trading securities sales                                             47,721     (151,931)
        Capitalized excess service fees                                                                           5,103
        Other assets                                                                              (107,460)    (266,275)
    Increase (decrease) in operating liabilities:
        Accrued interest payable                                                                       573       (9,404)
        Pending investment and trading securities purchases                                        (39,302)      38,042
        Accrued liabilities                                                                        (25,210)      72,046
    Other, net                                                                                        (321)       2,500
- ------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities                                          $495,636    ($181,345)
- ------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Payments for:
     Purchase of investment securities available for sale                                        ($129,436)     ($1,193)
     Purchase of investment securities held to maturity                                           (526,009)    (371,577)
     Purchase of premises and equipment                                                            (10,825)     (21,699)
     Purchase of mortgage servicing rights                                                          (1,976)     (10,588)
     Capital expenditures on property from defaulted loans                                          (1,642)      (4,604)
  Purchase of subsidiary, net of cash and cash equivalents acquired                                                (727)
  Proceeds from:
     Sale of investment securities held to maturity                                                              22,528
     Sale of investment securities available for sale                                                  483      219,168
     Principal collection of investment securities available for sale                               23,435       21,323
     Principal collection of investment securities held to maturity                                409,823      309,531
     Principal collection of note receivable - FDIC                                                462,535      162,293
     Sale of premises and equipment                                                                  1,495          108
     Sale of mortgage servicing rights                                                             117,958
     Sale proceeds receivable from Norwest                                                         (57,913)
     Sale and principal collection of property
        from defaulted loans                                                                        57,734       33,866
  Sale of subsidiaries, net of cash and cash equivalents sold                                       41,381
  Net decrease (increase) in:
      Interest-bearing deposits with banks                                                          89,234      103,968
      Money market investments                                                                     (37,511)      (3,018)
      Loans and lease financing                                                                   (237,355)      34,338
      Covered assets and FDIC assistance                                                                         18,410
- ------------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                                                 $201,411     $512,127
- ------------------------------------------------------------------------------------------------------------------------

The Consolidated Statement of Cash Flows is continued on the next page.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                         (UNAUDITED)    (continued)
- ------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30 (in thousands)                                                     1994         1993
- ------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Payments for:
     Long-term debt                                                                                ($3,955)     ($4,138)
     Common stock dividends                                                                        (22,850)     (22,618)
     Preferred stock dividends                                                                                      (90)
  Proceeds from issuance of:
     Common stock                                                                                    9,231        4,385
  Payments on note receivable -- ESOP                                                                2,800        2,800
  Net (decrease)increase in:
      Deposits                                                                                    (705,367)    (517,796)
      Short-term borrowings                                                                        107,743       28,338
- ------------------------------------------------------------------------------------------------------------------------
        Net cash (used) by financing activities                                                  ($612,398)   ($509,119)
- ------------------------------------------------------------------------------------------------------------------------
Net increase decrease in cash and cash equivalents                                                 $84,649    ($178,337)
Cash and cash equivalents at beginning of year                                                   1,001,080    1,013,995
- ------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at September 30                                                       $1,085,729     $835,658
=======================================================================================================================
Supplemental disclosures of cash flow information:
a.)  Cash transactions:
      Interest paid                                                                               $189,167     $234,413
      Federal income taxes paid (net of refunds)                                                    16,711       10,016
      State taxes paid (net of refunds)                                                                213          634
      Cash payments to FDIC in connection with Assistance Agreement
         and Termination Agreement                                                                  17,956
b.)  Non-cash transactions in loans and lease financing:
       Transfer from loans to property from defaulted loans                                         12,677       12,546
       Loans originated to finance sales of property from defaulted loans                            8,150        5,288
       Transfer to loans from assets held for sale                                                      84
       Transfer to loans from covered assets                                                                        114
- ------------------------------------------------------------------------------------------------------------------------


                                                       April 1, 1993
Supplemental Schedule of Acquisition                  (In Thousands)
- ----------------------------------------------------------------------------------------------
Cash paid for common stock                                                             16,746
Fair Market value of assets acquired                            117,920
Fair Market value of liabilities assumed                        105,293
- ----------------------------------------------------------------------------------------------
Fair market value of net assets                                                        12,627
- ----------------------------------------------------------------------------------------------
Cost in excess of fair value of net assets
   acquired ("goodwill")                                                                4,119
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated operating results of the Corporation for the three and nine months ended September 30, 1994 and 1993, its financial position at September 30, 1994, and December 31, 1993, and cash flows for the nine months ended September 30, 1994, and 1993. Certain prior period amounts were reclassified to conform with the current period presentation. The operating results for the three and nine months ended September 30, 1994, are not necessarily indicative of operating results to be expected for the year ending December 31, 1994.


The Corporation uses the equity method to account for its 49% investment in Bloomfield Hills Bancorp, Inc., which is not materially different than consolidation. The amount of accumulated retained earnings from this subsidiary included in consolidated retained earnings was approximately $326 thousand at September 30, 1994. At December 31, 1993, accumulated retained earnings of approximately $184 thousand from this subsidiary were included in consolidated retained earnings.

These financial statements and related notes should be read in conjunction with the Michigan National Corporation 1993 Annual Report (1993 Annual Report). Terms used in this report are defined on page 6 of the 1993 Annual Report.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES   (UNAUDITED)

                         NOTES TO FINANCIAL STATEMENTS

B.   OTHER GAINS, NET


The Corporation and the FDIC reached an agreement to terminate the Assistance Agreement (Termination Agreement) as of the close of business September 30, 1994, resulting in the recognition of $9.7 million in non-recurring income and tax benefits of $41.7 million. The relevant terms of the termination are as follows:

  -  The FDIC paid off the outstanding principal balance of the Note Receivable
     - FDIC, dated December 31, 1988, of $348.9 million. The note was scheduled to mature on December 31, 1998.

  - IOBOC's obligation to return to the FDIC a portion of the realized tax benefits resulting from the assisted acquisition is discontinued, except for any future realization of IOBOC's December 31, 1988, (pre-acquisition) net operating loss carryforwards and tax credit carryforwards. Under SFAS No. 109, Accounting for Income Taxes, the Corporation previously recognized deferred tax assets arising from post 1988 tax benefits. To the extent such benefits were recognized, the Corporation recorded a liability to the FDIC for their share of the benefit to be paid when the benefit was realized. With IOBOC's obligation to share these realized tax benefits canceled, the liability to pay the FDIC was reversed, resulting in a reduction of 1994 income tax expense of $41.7 million (net of deposit spread discount of $13.7 million and payment to the FDIC of $7.0 million discussed below).

  - The Assistance Agreement provided the FDIC the right to receive a payment at March 31, 1999, of up to 20% of IOBOC's December 31, 1998 equity. This right was canceled at the termination. Accordingly, the Corporation reversed the liability it accrued related to this obligation, resulting in a non-recurring gain of $10.3 million.

  - Under the Assistance Agreement, IOBOC received a cost of funds subsidy from the FDIC related to certain fixed term deposit liabilities which limited the interest expense on those deposits to the FHLBB COF. The Termination Agreement reached with the FDIC discontinues this subsidy as of October 1, 1994. As a result of the termination, IOBOC established a deposit spread discount of $13.7 million, determined on the basis of current interest rates. The recording of the discount created goodwill which was immediately written off against post-1988 tax benefits. This deposit spread discount will be accreted into income over the remaining life of the time deposits, preserving the current market rate cost of these deposits.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES   (UNAUDITED)

                         NOTES TO FINANCIAL STATEMENTS


  - The Assistance Agreement provided indemnification for certain claims and any challenges to the assisted acquisition. As a result of the termination, the FDIC will continue to indemnify IOBOC for all costs associated with claims which have been specifically identified as of September 30, 1994, and for any environmental claim which may arise against IOBOC through December 31, 1998, the original term of the Assistance Agreement.

  - All other interpretative disputes which arose under the Assistance Agreement, principally relating to tax sharing matters, were resolved with the termination. As a result, IOBOC agreed to pay the FDIC
     $7.0 million, as part of the settlement. This payment was recognized as income tax expense. In addition, $0.6 million previously recorded as income was reversed and charged against other gains, net.


On August 11, 1994, the Corporation's principal banking subsidiary, Michigan National Bank (MNB) and its mortgage banking subsidiary, Independence One Mortgage Corporation (IOMC), entered into an agreement with Norwest Mortgage, Inc. (Norwest) to sell certain of its assets, including its $8.6 billion mortgage servicing rights portfolio, its mortgage servicing operation and non-Michigan loan origination business. Norwest will also assume certain liabilities including the lease obligations of 20 branch production offices and a large portion of IOMC's national servicing facility. The transaction was completed in September and resulted in a pre-tax gain of $42.3 million. The gain is net of PMSR and ESF assets of $44.9 million written off in the sale and net of transaction costs of $28.8 million.

On May 6, 1994, the Corporation entered into an agreement with International Bank of Commerce to sell First State Bank and Trust Company (First State) for a cash purchase price of approximately $28 million. The transaction was completed August 31, 1994, and resulted in a pre-tax gain, net of transaction costs, of $5.4 million.

On April 5, 1994, the Corporation entered into an agreement with Comerica Incorporated to sell Lockwood Banc Group, Inc. (Lockwood) and its wholly owned subsidiary, Lockwood National Bank of Houston for a cash purchase price of $44 million. The transaction was completed August 4, 1994, and resulted in a pre-tax gain, net of transaction costs, of $14.2 million. The transaction was completed August 4, 1994, and resulted in a pre-tax gain, net of transaction costs, of $14.2 million.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES   (UNAUDITED)

                         NOTES TO FINANCIAL STATEMENTS



As a result of these sales, the number of active participants in the Corporation's pension and postretirement benefit plans was significantly reduced, resulting in a plan curtailment under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension". The plan curtailment resulted in a loss of $4.3 million for post retirement benefits and $0.2 million for pension benefits which was charged against other gains, net.





C.   INVESTMENT SECURITIES

For the nine months ended September 30, 1993, gross gains of $6.6 million and gross losses of $0.6 million were realized from sales of securities classified as available for sale.

Effective January 1, 1994, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires investments in equity and debt securities be classified in three categories and accounted for as follows: (i) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings;
(iii) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity on an after-tax basis.

Upon initial application of this Statement, the Corporation transferred securities with a book value of approximately $135.6 million and a market value of approximately $144.7 million to the Available-for-Sale portfolio from the Held-to-Maturity portfolio.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

C. INVESTMENT SECURITIES (continued)
- ------------------------------------------------------------------------------------------------------------------------------------
The following summarizes the book value, estimated market value, and gross unrealized gains and losses of investment securities at
September 30, 1994 and December 31, 1993.
- ------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                           9/30/94                                         12/31/93
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                           Estimated                                     Estimated
                                                                             Market                                        Market
                                                     Gross       Gross       Value                   Gross      Gross      Value
                                      Amortized  Unrealized   Unrealized   (Carrying   Amortized  Unrealized  Unrealized (Carrying
                                        Cost         Gains       Losses      Value)       Cost       Gains      Losses     Value)
- ------------------------------------------------------------------------------------------------------------------------------------
Investment securities
    available-for-sale:
Mutual Fund Securities                    $1,130                     ($13)     $1,117
Mortgage-backed securities               108,996       $3,858                 112,854
U.S. Treasury, Government agencies
     and corporations                    100,767                   (2,065)     98,702     $893                                 $893
Other securities                          38,396                               38,396
- ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities
        available-for-sale              $249,289       $3,858     ($2,078)   $251,069     $893                                 $893
===================================================================================================================================

                                      Amortized                                        Amortized
                                        Cost         Gross       Gross     Estimated      Cost       Gross      Gross    Estimated
                                      (Carrying  Unrealized   Unrealized     Market    (Carrying  Unrealized  Unrealized   Market
                                       Value)        Gains       Losses      Value       Value)      Gains      Losses     Value
- ------------------------------------------------------------------------------------------------------------------------------------
Investment securities
    held-to-maturity:
Mortgage-backed securities              $639,156       $2,509    ($15,033)   $626,632    $983,765     $25,900   ($2,526) $1,007,139
U.S. Treasury, Government agencies
     and corporations                    288,414                   (3,489)    284,925     275,484       4,351       (12)    279,823
State and municipal securities            24,506          775         (11)     25,270      38,918       2,181       (12)     41,087
Other securities                          84,393                     (287)     84,106      15,606           2                15,608
- ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities
        held-to-maturity              $1,036,469       $3,284    ($18,820) $1,020,933  $1,313,773     $32,434   ($2,550) $1,343,657
====================================================================================================================================

At September 30, 1994, $98 million of treasury securities-available for sale, $149 million of treasury securities-held to maturity, $450 million of mortgaged-backed investment securities held to maturity and $24 million of state and municipal securities held for investment were pledged to collateralize deposits of public funds and for other purposes required or permitted by law.

- ------------------------------------------------------------------------------------------------------------------------------------
The following summarizes interest and dividend income from investment securities for the three and nine month periods ended
September 30, 1994 and 1993.
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  1994                                           1993
- ------------------------------------------------------------------------------------------------------------------------------------
                                                   3 Months                 9 Months                3 Months              9 Months
                                                 -------------            ------------            ------------          ------------
Mortgage-backed securities                             $2,470                  $8,184                                        $1,767
U.S. Treasury, Government agencies
    and corporations                                    1,208                   2,910                     $59                   841
Other securities                                          571                   1,023
- ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities available-for-sale       $4,249                 $12,117                     $59                $2,608
===================================================================================================================================
Mortgage-backed securities                            $10,176                 $32,716                 $18,092               $55,565
U.S. Treasury, Government agencies
    and corporations                                    5,140                  15,183                   3,556                10,459
State and municipal securities                            443                   1,580                     596                 1,879
Other securities                                        1,313                   2,119                     304                   700
- ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities held-to-maturity        $17,072                 $51,598                 $22,548               $68,603
===================================================================================================================================

Income from Other Securities includes dividends of $571 thousand and $175 thousand for the three months ended September, 1994 and 1993, respectively, and $1.2 million and $484 thousand for the nine months ended September 30, 1994 and 1993, respectively.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

D.  LOANS AND LEASE FINANCING  (UNAUDITED)

- ---------------------------------------------------------------------------------------------------------------
The following summarizes loans and lease financing at September 30, 1994 and December 31, 1993.
- ---------------------------------------------------------------------------------------------------------------
(in thousands)                                                 9/30/94         12/31/93
- ---------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural secured by real estate       $892,899        $971,917
Other commercial, financial & agricultural                       2,405,015       2,373,707
Commercial real estate-mortgage                                  1,142,931       1,238,177
Residential real estate-mortgage
   mortgages held for sale                                         108,783         583,056
   mortgages held for investment                                   401,402         465,904
Short-term real estate-construction                                145,609         159,594
Installment                                                        959,028         780,532
Lease financing                                                    145,813         116,998
- ---------------------------------------------------------------------------------------------------------------
   Total                                                         6,201,480       6,689,885
 Unearned income                                                   (25,076)        (18,619)
- ---------------------------------------------------------------------------------------------------------------
   Total                                                        $6,176,404      $6,671,266
===============================================================================================================

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

The following summarizes short-term borrowings at September 30, 1994 and December 31, 1993.

- ----------------------------------------------------------------------------------------------
(in thousands)                                                 9/30/94              12/31/93
- ----------------------------------------------------------------------------------------------
Federal funds purchased and repurchase agreements               $279,045             $133,925
Other short-term borrowings                                      121,991              159,368
- ----------------------------------------------------------------------------------------------
    Total short-term borrowings                                 $401,036             $293,293
==============================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES     (UNAUDITED)

                         NOTES TO FINNCIAL STATEMENTS

F.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to realize profits.

- ----------------------------------------------------------------------------------------------------------------------------
The following summarizes financial instruments with off-balance sheet risk at September 30, 1994 and December 31, 1993.
(UNAUDITED)
(in thousands)                                                              CONTRACT OR NOTIONAL AMOUNT
- ----------------------------------------------------------------------------------------------------------------------------
                                                                           9/30/94             12/31/93
Financial instruments whose contract amounts
represent credit risk:
  Commitments to extend credit                                           $3,553,675           $3,431,721
  Standby and other letters of credit                                       281,203              221,580
  Other assets sold with recourse                                           102,328              115,681
Financial instruments whose contract or notional
amounts exceed the amount of credit risk:
  Forward and futures contracts
    Commitments to sell                                                      88,500              701,478
  Foreign exchange contracts                                                 17,647                4,565
  Interest rate swap contracts                                            2,799,812            2,514,207
  Interest rate caps                                                         40,750               10,000
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

Other than that which is stated above, there have been no material developments in any previously reported legal proceedings brought against the Corporation, nor any new material legal proceedings brought against the Corporation during the period January 1, 1994 through September 30, 1994.



H.   POSTEMPLOYMENT BENEFITS

In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, Employer's Accounting for Postemployment Benefits. This Statement requires accrual of the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement (e.g., salary continuation, severance and disability benefits, job training and counseling and continuation of benefits such as health care and life insurance coverage). Postemployment benefit expense recognized under these requirements will replace the "pay-as-you- go" method of accounting previously utilized by the Corporation for certain postemployment benefits. The Corporation adopted this Statement effective January 1, 1994, and recognized $1.5 million of personnel benefit expense upon adoption.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES   (UNAUDITED)

                         NOTES TO FINANCIAL STATEMENTS

I.  INCOME TAXES

As discussed in Note B., during the third quarter the Corporation reached a settlement with the FDIC to terminate the Assistance Agreement. Under the terminated Assistance Agreement, the Corporation was obligated to share certain tax benefits it realized with the FDIC. To the extent such benefits were recognized in prior periods for financial statement purposes, the Corporation also recorded a liability to the FDIC for its share of such benefits, reducing the benefit reflected in income tax expense for that period. The settlement to terminate the agreement relieved IOBOC and the Corporation from this obligation, and accordingly, the accrued liability was reversed. This has resulted in a reduction of 1994 income tax expense of approximately $41.7 million.

In the second quarter, tax benefits associated with the IOBOC acquisition of $42.8 million were recognized, $40.2 million of which were reflected in earnings, and $2.6 million of which were added directly to shareholders' equity
- - surplus.   The ability of the Corporation to realize these benefits was challenged by the U.S. Treasury Department in a report issued in March 1991 to Congress. Congress addressed this matter in the Revenue Reconciliation Bill of 1993, and denied recognition of certain tax benefits occurring after March 3, 1991. As a result of this Congressional action and discussions during in the second quarter 1994 with the Federal government concerning the Corporation's tax returns, the Corporation recognized pre-March 3, 1991 tax benefits in its financial statements.

The Corporation's projection of its 1994 effective income tax rate, excluding the $41.7 million reduction in tax expense resulting from the termination settlement and the $40.2 million from tax benefits associated with the IOBOC acquisition, is 28.5%. The difference between this effective tax rate and the federal statutory rate of 35% is principally due to tax exempt income received by IOBOC during 1994 from the FDIC note receivable and other FDIC assistance prior to the termination settlement, as well as, tax exempt interest income from municipal obligations held principally by MNB.

The increase in the effective income tax rate from (9.2%) in 1993 to 28.5% for 1994 (excluding the one-time benefits described above) is due to higher projected pre-tax earnings in 1994 and lower amounts of tax exempt FDIC interest income and assistance. This change has the effect of increasing the ratio of projected taxable income relative to total projected pre-tax financial income, resulting in a higher effective tax rate.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSION AND ANALYSIS

                                                               1994        1994        1994        1993         1993        1993
- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 1 SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)  Third      Second       First      Fourth       Third       Second
(in thousands)                                                Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
- -----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Interest income                                              $163,263    $164,000    $158,417    $169,447     $176,053    $177,591
Interest expense                                               63,535      63,068      63,137      67,616       72,646      73,682
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            99,728     100,932      95,280     101,831      103,407     103,909
Provision for possible credit losses                            6,000       6,000       6,000       7,000        8,000      12,494
Non-interest income                                           109,692      51,893      53,518      67,763       65,966      55,674
Non-interest expense                                          109,432     113,512     118,090     130,463      135,852     138,187
- -----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     93,988      33,313      24,708      32,131       25,521       8,902
Income tax provision (benefit)                                (16,060)    (29,981)      6,424        (501)      (1,506)
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $110,048     $63,294     $18,284     $32,632      $27,027      $8,902
===================================================================================================================================
PER COMMON SHARE
Net income                                                      $6.99       $4.06       $1.19       $2.13        $1.77       $0.58
Cash dividends declared                                          0.50        0.50        0.50 (1)         (1)     0.50        0.50
Book value end-of-period                                        65.14       58.32       54.70       53.74        51.66       50.19
Market value end-of-period                                      76.25       72.00       61.50       57.50        58.88       56.50
Closing market value:  high                                     79.25       79.00       65.25       62.75        59.88       61.63
Closing market value:  low                                      72.25       59.63       55.00       57.50        54.50       52.00
===================================================================================================================================
SELECTED PERIOD-END BALANCES (IN MILLIONS)
 Total assets                                                  $9,207     $10,036     $10,129     $10,173      $10,395     $10,517
 Earning assets                                                 8,048       9,097       9,151       9,135        8,932       9,388
 Total loans and lease financing, net of unearned income        6,176       6,405       6,295       6,671        6,697       6,929
 Non-performing assets                                            195         193         235         255          276         290
 Deposits                                                       7,513       8,156       8,504       8,725        8,657       8,710
 Long-term debt                                                    71          76          77          77           78          81
 Shareholders' equity                                             998         892         832         816          781         759
===================================================================================================================================
SELECTED AVERAGE BALANCES (IN MILLIONS)
 Total assets                                                  $9,462      $9,950      $9,973     $10,249      $10,390     $10,372
 Earning assets                                                 8,540       8,996       9,001       9,156        9,292       9,255
 Total loans and lease financing, net of unearned income        6,281       6,280       6,399       6,681        6,880       6,742
 Deposits                                                       7,782       8,392       8,521       8,811        8,710       8,814
 Long-term debt                                                    72          76          77          77           79          82
 Shareholders' equity                                             900         834         817         791          770         766
===================================================================================================================================
SELECTED FINANCIAL RATIOS
 Return on average shareholders' equity                         48.90%      30.36%       8.95%      16.50%       14.04%       4.65%
 Return on average total assets                                  4.65        2.54        0.73        1.27         1.04        0.34
 Average equity to average total assets                          9.51        8.38        8.19        7.72         7.41        7.38
 Allowance to period-end loans                                   3.01        2.94        3.09        2.86         2.82        2.68
 Non-performing assets to total loans (net of unearned
    income) plus property from defaulted loans, net              3.14        2.98        3.69        3.77         4.05        4.11
 Net interest spread                                             4.06        3.97        3.79        3.82         3.89        4.00
 Net interest margin                                             4.85        4.71        4.50        4.64         4.65        4.74
 Equity to asset ratio (period end)                             10.83        8.89        8.21        8.02         7.51        7.22
 Leverage ratio                                                  9.13        8.20        7.84        7.56         7.09        6.90
 Tier 1 risk based capital ratio                                11.00       10.09        9.85        9.57         9.01        8.79
 Total risk based capital ratio                                 13.12       12.26       12.03       11.73        11.16       10.99
 Dividend payout ratio                                           7.15       12.32       42.02 (1)         (1)    28.25       86.21
===================================================================================================================================

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

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL REVIEW

Net income for the third quarter of 1994 was $110.0 million or $6.99 per share, compared to $27.0 million or $1.76 per share for the same period in 1993. Included in third quarter 1994 results were net other gains of $43.6 million (after tax) related to the previously announced divestitures and corporate restructuring and $41.7 million of non-recurring tax benefits. Excluding these items, the improvement in earnings was primarily attributable to lower amortization expense for mortgage servicing assets.

Earnings for the first nine months of 1994 were $191.6 million or $12.22 per share, which included the above third quarter net other gains and non-recurring tax benefits and $40.2 million of one-time tax benefits in the second quarter, compared to a loss of $8.9 million or $0.59 per share for the same period in 1993.

The third quarter other gains include gains from the sale of Lockwood, First State and servicing rights to Norwest and income in connection with the Termination Agreement. Further discussion of other gains is included in the Non-interest Income and Non-interest Expense section. The one-time tax benefit was also recognized in connection with the Termination Agreement and is discussed further in the Income Taxes section. The Corporation previously announced that it is in the process of selling the remaining banking assets of IOBOC and expects the sale to be completed in the first quarter of 1995.

The profitable sale of these out-of-state businesses gives the Corporation the ability to restructure its balance sheet, focus on its core Michigan banking franchise and further enhance shareholder value.

Michigan-based loan growth for the first nine months of the year continued to exceed management's expectations. Commercial and industrial loan period-end balances grew 8.4% from year-end 1993, and direct installment loans increased by 17.3% during the same period.

Non-performing assets increased slightly from $193 million at the end of the prior quarter to $195 million at September 30, 1994, due to the purchase of $17.7 million of non-performing Veteran's Administration (VA) residential mortgage loans as a condition to the sale of the mortgage servicing rights portfolio to Norwest Mortgage, Inc. The Corporation intends to sell the Non-performing Loans purchased from the servicing portfolio. Non-performing Assets declined by 29% or $81 million, from September 30, 1993. The non-performing asset ratio increased from 2.98% to 3.14% during the quarter, as Non-performing Assets remained flat and total loans plus REO decreased from the sale of two bank subsidiaries in Texas. In addition, the non-performing loan ratio increased from 2.12% to 2.37%.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Annualized net charge-offs in the first nine months of 1994 were .44% of average loans, versus .40% in the first three quarters of 1993. Charge-offs for the first nine months of 1994 included $8.4 million or .18%, associated with the sale of $22.2 million of non-performing commercial loans secured by real estate sold in the second and third quarters. The Corporation's allowance for credit losses was $185.7 million at the end of the third quarter, representing 3.01% of total loans and 127.0% of Non-performing Loans.

In June 1994 the Corporation initiated "Project Streamline", a comprehensive program to re-engineer internal operating processes to strengthen the Corporation's financial performance. The advisory firm of New York based Tandon Capital Associates, Inc. was retained to assist in the effort. On October 20, 1994, the results of Project Streamline were announced. Once fully implemented, the project is expected to result in an $85 million improvement in the Corporation's pre-tax income from a reduction in operating expenses and increases in non-interest income. The efficiency ratio is expected to improve to less than 55% by the end of the fourth quarter of 1995. All Project Streamline initiatives will be implemented within 12 months and most within the next few quarters. The Corporation expects that the implementation of Project Streamline will result in the elimination of 1,000 staff positions.

Implementation costs related to Project Streamline of approximately $62 million are expected to be recorded in the fourth quarter of 1994. Included in the implementation costs are costs associated with job eliminations, excess facilities and advisory services.

During October 1994, the Office of the Comptroller of the Currency, the principal regulator of national banks, terminated the Memorandum of Understanding it entered into with MNB in August 1993.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

NET INTEREST INCOME

OVERVIEW


Net Interest Income for the third quarter 1994 decreased $3.7 million and Net Interest Income on a Fully Taxable Equivalent Basis decreased $4.5 million compared to the same period in 1993. For the nine months ended September 30, 1994, Net Interest Income decreased $3.8 million and Net Interest Income on a Fully Taxable Equivalent Basis decreased $6.9 million compared to the same period last year. These decreases were due primarily to a lower average balance in interest-earning assets in the three and nine months ended September 30, 1994.

The Net Interest Rate Spread and Net Interest Margin in both the third quarter and first nine months of 1994 remained above five year historical ratios. The Net Interest Rate Spread and Net Interest Margin increased seventeen and twenty Basis Points, respectively, in the third quarter 1994 compared to the same period last year. For the first nine months of 1994, the Net Interest Rate Spread increased seven Basis Points and the Net Interest Margin increased nine Basis Points compared to the same period in 1993. This performance is the result of assets repricing upward due to four prime interest rate increases since March 24, 1994, while the interest rates on deposits did not reprice as rapidly.

Please refer to Tables 2 through 7 for a presentation of various Net Interest Margin related information.


INTEREST RATE RISK MANAGEMENT

The Corporation's Asset/Liability Committee, with the review of the Board of Directors, sets policies regarding the management of the Net Interest Margin and the interest rate risk of the Corporation. Policies implemented by the Asset/Liability Committee utilize both on and off-balance sheet strategies to manage such risk. At September 30, 1994, the Corporation was hedging the interest rate risk associated with a portion of its prime-based, variable-rate commercial loans with approximately $1.9 billion of interest rate swap agreements.

The Corporation measures forecasted interest rate risk through the use of an income forecasting simulation model. The model facilitates the forecasting of Net Interest Income under a variety of interest rate scenarios. At September 30, 1994, the Corporation estimated that forecasted annual Net Interest Income would increase $5.9 million for a 100 Basis Point increase in the prime rate. Conversely, forecasted annual Net Interest Income would decrease $6.8 million for a 100 Basis Point decrease in the prime rate.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



BALANCE SHEET COMPOSITION

In the third quarter of 1994 the average balance of total interest-earning assets decreased $751.4 million, or 8.09%, from the same period in 1993, and the average balance of interest-bearing liabilities decreased $731.5 million, or 9.83%. During the first nine months of 1994 the average balance of total earning assets decreased $377.2 million, or 4.09%, from the same period last year and interest bearing liabilities decreased $542.1 million, or 7.21%. In addition, the average balance of non-interest bearing demand deposits decreased $249.9 million and $32.5 million in the third quarter and first nine months of 1994 compared to the same periods in 1993.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


EARNING ASSETS
Reductions in the average balances of loans and lease financing and the Note Receivable-FDIC along with the sales of the Corporation's Texas subsidiaries contributed to the decrease in earning assets in both the third quarter and first nine months of 1994. Rising residential mortgage interest rates during 1994 and the resulting slow-down in lending activity contributed to a $583.9 million decrease in the average balance of residential mortgage loans in the third quarter and a $220.2 million decrease in the FCSI mortgage warehouse lending portfolio. The average balance of the Note Receivable-FDIC declined as a result of a $114 million principal payment in January, 1994. (In connection with the Termination Agreement, the FDIC paid off the balance of the Note Receivable - FDIC on September 30, 1994.) In addition, the sales of Lockwood and First State resulted in a $274.5 decrease in the average balance of earning assets, including $19.2 million in money market funds, $119.6 million in investments and $135.7 million in loans.

For the nine months ended September 30, 1994, residential mortgage loans and the mortgage warehouse lending portfolio decreased $389.9 million and $115.9 million, respectively. The sales of Lockwood and First State resulted in a $73.3 million decrease in the average balance of earning assets. Also contributing to the decrease in residential mortgage loans was the September 1993 sale of approximately $300 million of prime plus mortgage loans.

Partially offsetting the decrease in residential loans was the purchase of Federal Housing Administration (FHA) insured residential mortgage loans beginning in the third quarter 1993, and an increase in the average balance of installment loans. The average balance of FHA insured loans increased $68.1 million and $109.1 million in the third quarter and nine months ended September 30, 1994, respectively. For further discussion of the activity in the residential mortgage loan portfolio during 1993, refer to the Loans and Lease Financing Portfolio and Credit Risk Analysis section on page 21 of the 1993 Annual Report.

In addition, the average balance of installment loans increased $164.2 million and $137.3 million in the third quarter and nine months ended September
30, 1994, respectively, primarily due to low interest rates, bulk purchases, resumption of indirect dealer lending and aggressive marketing of Capital Reserve and Equimoney loan products.

The Corporation used the liquidity provided by the decreases in earning assets to pay down higher cost funding sources and to purchase money market investments. Money market investments provide the Corporation a ready source of liquidity with which to fund future origination of loans and maturing
deposit liabilities.   The proceeds of the payoff of the Note Receivable-FDIC
were primarily used to pay down discretionary funding sources.


INTEREST-BEARING LIABILITIES
The Corporation's funding mix continued to shift during the first nine months of 1994 as it did throughout 1993 as a result of the liquidity provided by the decrease in total earning assets, the current low interest rate environment and the sale of its Texas subsidiaries. As mentioned above, the Corporation used some of the liquidity provided by the decrease in interest-earning assets to reduce higher cost discretionary funding sources, primarily time deposits greater than $100,000. The average balances of lower cost savings and money market accounts grew as a percentage of total interest-bearing liabilities while higher cost time deposits greater than $100,000 decreased.

Customer preferences for shorter term and more liquid deposit products in the current interest rate environment have contributed to the shift in deposit mix. The low interest environment of the past year has also induced some customers to seek higher returns elsewhere (including non-bank financial products), contributing to the decrease in time deposits less than $100,000.

The sales of Lockwood and First State resulted in a $211.3 million decrease in the average balance of interest bearing liabilities in the third quarter of 1994 compared to the same period last year, including $56.8 million in savings deposits, $50.2 million in insured money market accounts and $104.3 million in time deposits.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

EFFECT OF BALANCE SHEET COMPOSITION ON NET INTEREST MARGIN
The Net Interest Rate Spread and Net Interest Margin improved in both the first nine months and third quarter of 1994. For the first nine months of 1994, the decline in the average rate paid on interest-bearing liabilities resulting from the favorable change in funding mix was moderately larger than a decline in the average yield received on interest earning assets due to decreases in certain higher yielding assets and the resulting change in asset mix. The same factors which affected the Net Interest Rate Spread and Net Interest Margin in the first nine months of 1994 also influenced these ratios in the third quarter. However, in the third quarter 1994, the average yield received on interest earning assets increased slightly, while the rate paid on interest bearing liabilities declined. The effect of the increases in the prime interest rate (discussed below) on the average yield on earning assets was more significant in the third quarter than in the first nine months of 1994.

The contribution to Net Interest Margin of non-interest bearing demand deposits related to the Corporation's off-balance sheet mortgage servicing portfolios decreased significantly during the third quarter and first nine months of 1994. The decrease is due to a significant decline in the volume of payoffs from the Corporation's off-balance sheet mortgage servicing portfolios which were temporarily held and invested before being remitted to investors. In addition, a smaller servicing portfolio resulting from sales of servicing has reduced mortgage escrow balances.

The average balance of non-interest bearing demand deposits is expected to decrease further as the result of the October 1994, transfer to Norwest of approximately $180 million of mortgage escrow balances associated with the servicing rights sale.

During the third quarter, Lockwood and First State combined had interest-earning assets with an average balance of $254.4 million, yielding 6.57%; interest-bearing liabilities with an average balance of $202.2 million, yielding 3.48%; and non-interest bearing demand deposits of $48.6 million.


INTEREST RATE ENVIRONMENT

Interest rates declined steadily throughout 1993 before increasing during the first nine months of 1994. In addition, the spread between the prime rate and money market borrowing rates began to narrow during the first quarter of 1994 as money market rates increased, and, widened again in the second and third quarters as a result of increases in the prime interest rate.

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

Four prime lending rate increases since March 24, 1994, totalling 175 Basis Points pushed the prime rate to 7.75% at September 30, 1994, and helped to offset the negative effects that the increase in the LIBOR had on the Corporation's hedged positions. Increases in the prime lending rate have a positive effect on net interest income because of the Corporation's overall asset sensitive position.

Further contraction of the spreads between prime and money market rates could have the effect of reducing Net Interest Income.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 2 SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)  (UNAUDITED)
THREE MONTHS ENDED                              September 30, 1994        June 30, 1994                   March 31, 1994
- -----------------------------------------------------------------------------------------------------------------------------------
                                            AVERAGE            AVERAGE   AVERAGE            AVERAGE      AVERAGE            AVERAGE
(in thousands)                              BALANCE   INTEREST  RATE     BALANCE   INTEREST  RATE        BALANCE   INTEREST  RATE
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements     $163,586   $1,946   4.72%    $258,420   $2,473   3.84%       $600,261   $4,752   3.21%
Interest-bearing deposits with banks          197,563    2,023   4.06%     462,420    4,318   3.75%        245,968    2,276   3.75%
Money market funds                             14,976      144   3.81%      14,268      110   3.09%         10,695       73   2.77%
- -----------------------------------------------------------------------------------------------------------------------------------
  Total money market investments              376,125    4,113   4.34%     735,108    6,901   3.77%        856,924    7,101   3.36%

Investment securities available for sale
  Investment securities-taxable               254,373    4,249   6.63%     261,404    4,336   6.65%        174,704    3,532   8.20%
Investment securities held to maturity
  Investment securities-taxable             1,175,485   16,630   5.61%   1,243,998   17,611   5.68%      1,085,285   15,778   5.90%
  Investment securities-tax-exempt             29,122      654   8.91%      36,544      788   8.65%         38,673      815   8.55%
Trading securities                             76,118      955   4.98%      86,516    1,048   4.86%         92,551    1,123   4.92%
- -----------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities           1,535,098   22,488   5.81%   1,628,462   23,783   5.86%      1,391,213   21,248   6.19%
  Mark-to-market securities adjustment          3,027                        3,767                             862
- -----------------------------------------------------------------------------------------------------------------------------------
  Total investment securities               1,538,125   22,488           1,632,229   23,783              1,392,075   21,248

Loans and lease financing                   6,280,715  133,379   8.43%   6,280,037  130,276   8.32%      6,398,873  126,947   8.05%
Note receivable-FDIC                          345,137    6,211   7.14%     348,930    5,873   6.75%        352,717    5,984   6.88%
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets             8,540,102  166,191   7.72%   8,996,304  166,833   7.44%      9,000,589  161,280   7.27%

Allowance for possible credit losses         (188,542)                    (195,642)                       (192,948)
Cash and due from banks                       510,266                      535,494                         511,378
Other assets                                  600,184                      613,515                         654,256
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                               $9,462,010                   $9,949,671                      $9,973,275
===================================================================================================================================
LIABILITIES
Money market accounts                      $2,001,760  $14,267   2.83%  $2,164,867  $14,662   2.72%     $2,187,184  $14,153   2.62%
Savings deposits                            1,099,672    5,436   1.96%   1,191,567    5,865   1.97%      1,194,861    6,776   2.30%
Time deposits < $100,000                    2,448,196   27,905   4.52%   2,566,196   28,477   4.45%      2,657,334   29,957   4.57%
Time deposits > $100,000                      576,990    6,968   4.79%     650,358    6,477   3.99%        698,963    6,184   3.59%
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits           6,126,618   54,576   3.53%   6,572,988   55,481   3.39%      6,738,342   57,070   3.43%

Fed funds purchased & repo agreements         434,680    4,961   4.53%     333,217    3,278   3.95%        194,893    1,475   3.07%
Other short-term borrowings                    74,425      815   4.34%     100,398      947   3.78%        142,320    1,287   3.67%
Subordinated notes                             55,400    1,168   8.36%      57,240    1,199   8.40%         57,482    1,201   8.47%
Long-term debt                                 12,972      245   7.49%      15,352      265   6.92%         15,352      228   6.02%
Capital lease obligations                       3,755      100  10.57%       3,879      103  10.65%          4,005      107  10.84%
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities        6,707,850   61,865   3.66%   7,083,074   61,273   3.47%      7,152,394   61,368   3.48%

Demand deposits                             1,655,294                    1,819,038                       1,782,393
Other liabilities                             198,619                      213,517                         221,335
- -----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                         8,561,763                    9,115,629                       9,156,122
Shareholders' equity                          900,247                      834,042                         817,153
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $9,462,010                   $9,949,671                      $9,973,275
===================================================================================================================================
Net interest income (fully taxable equivalent basis)  $104,326                     $105,560                         $99,912
Tax equivalent adjustment                                4,598                        4,628                           4,632
- -----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                               $99,728                     $100,932                         $95,280
===================================================================================================================================
     Net interest rate spread                                    4.06%                        3.97%                           3.79%
===================================================================================================================================
     Net interest margin                                         4.85%                        4.71%                           4.50%
===================================================================================================================================

Certain prior period amounts were reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- ------------------------------------------------------------------------------------------------------
TABLE 2 SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)  (UNAUDITED)
THREE MONTHS ENDED                              December 31, 1993               September 30, 1993
- ------------------------------------------------------------------------------------------------------
                                            AVERAGE             AVERAGE     AVERAGE            AVERAGE
(in thousands)                              BALANCE   INTEREST   RATE       BALANCE   INTEREST  RATE
- ------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements     $498,375   $3,842     3.06%     $365,674   $2,823   3.06%
Interest-bearing deposits with banks          110,324      955     3.43%       31,809      282   3.52%
Money market funds                             10,031       67     2.65%        9,201       62   2.67%
- ------------------------------------------------------------------------------------------------------
    Total money market investments            618,730    4,864     3.12%      406,684    3,167   3.09%

Investment securities available for sale
  Investment securities-taxable                   891        7     3.12%        7,503       59   3.12%
Investment securities held to maturity
  Investment securities-taxable             1,247,769   20,355     6.47%    1,327,220   21,953   6.56%
  Investment securities-tax-exempt             39,099      797     8.09%       39,575      848   8.50%
Trading securities                            105,976    1,260     4.72%      168,314    1,881   4.43%
- ------------------------------------------------------------------------------------------------------
  Sub-total investment securities           1,393,735   22,419     6.38%    1,542,612   24,741   6.36%
  Mark-to-market securities adjustment
- ------------------------------------------------------------------------------------------------------
  Total investment securities               1,393,735   22,419              1,542,612   24,741

Loans and lease financing                   6,680,501  137,499     8.17%    6,879,707  143,368   8.27%
Note receivable-FDIC                          462,535    8,259     7.08%      462,535    8,519   7.31%
- ------------------------------------------------------------------------------------------------------
    Total interest-earning assets           9,155,501  173,041     7.50%    9,291,538  179,795   7.68%

Allowance for possible credit losses         (191,301)                       (188,908)
Cash and due from banks                       568,373                         543,804
Other assets                                  716,491                         743,659
- ------------------------------------------------------------------------------------------------------
TOTAL ASSETS                              $10,249,064                     $10,390,093
======================================================================================================
LIABILITIES
Money market accounts                      $2,127,503  $14,986     2.79%   $2,117,822  $15,461   2.90%
Savings deposits                            1,161,392    7,637     2.61%    1,134,487    7,675   2.68%
Time deposits < $100,000                    2,727,057   32,516     4.73%    2,798,119   34,090   4.83%
Time deposits > $100,000                      716,042    6,867     3.80%      754,192    7,721   4.06%
- ------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits         6,731,994   62,006     3.65%    6,804,620   64,947   3.79%

Fed funds purchased & repo agreements         220,977    1,696     3.04%      410,691    3,282   3.17%
Other short-term borrowings                    89,828      734     3.24%      145,466    1,178   3.21%
Subordinated notes                             57,709    1,205     8.28%       58,446    1,220   8.28%
Long-term debt                                 15,354      233     6.02%       15,808      240   6.02%
Capital lease obligations                       4,148      110    10.52%        4,356      114  10.38%
- ------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities      7,120,010   65,984     3.68%    7,439,387   70,981   3.79%

Demand deposits                             2,079,388                       1,905,196
Other liabilities                             258,502                         275,539
- ------------------------------------------------------------------------------------------------------
    Total Liabilities                       9,457,900                       9,620,122
Shareholders' equity                          791,164                         769,971
- ------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $10,249,064                     $10,390,093
======================================================================================================
Net interest income (fully taxable equivalent basis)  $107,057                        $108,814
Tax equivalent adjustment                                5,226                           5,406
- ------------------------------------------------------------------------------------------------------
     Net interest income                              $101,831                        $103,408
======================================================================================================
     Net interest rate spread                                      3.82%                         3.89%
======================================================================================================
     Net interest margin                                           4.64%                         4.65%
======================================================================================================

Certain prior period amounts were reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 3 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)(UNAUDITED)
- -----------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                Change in              Change in              Change in
                                                            Average Balance           Interest             Average Rate
(in thousands)                                            9/30/94 vs 6/30/94     9/30/94 vs 6/30/94     9/30/94 vs 6/30/94
- -----------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                              ($94,834)                 ($527)                  0.88%
Interest-bearing deposits with banks                                  (264,857)                (2,295)                  0.31%
Money market funds                                                         708                     34                   0.72%
- -----------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                    (358,983)                (2,788)                  0.57%

Investment securities available for sale
  Investment securities-taxable                                         (7,031)                   (87)                 -0.02%
Investment securities held to maturity
  Investment securities-taxable                                        (68,513)                  (981)                 -0.07%
  Investment securities-tax-exempt                                      (7,422)                  (134)                  0.26%
Trading securities                                                     (10,398)                   (93)                  0.12%
- -----------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                      (93,364)                (1,295)                 -0.05%
Mark-to-market adjustment                                                 (740)
- -----------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                          (94,104)                (1,295)

Loans and lease financing                                                  678                  3,103                   0.11%
Note receivable-FDIC                                                    (3,793)                   338                   0.39%
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                     (456,202)                  (642)                  0.28%

Allowance for possible credit losses                                     7,100
Cash and due from banks                                                (25,228)
Other assets                                                           (13,331)
- -----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         ($487,661)
============================================================================================================================
LIABILITIES
Money market accounts                                                ($163,107)                 ($395)                  0.11%
Savings deposits                                                       (91,895)                  (429)                 -0.01%
Time deposits < $100,000                                              (118,000)                  (572)                  0.07%
Time deposits > $100,000                                               (73,368)                   491                   0.80%
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                   (446,370)                  (905)                  0.14%

Fed funds purchased & repo agreements                                  101,463                  1,683                   0.58%
Other short-term borrowings                                            (25,973)                  (132)                  0.56%
Subordinated notes                                                      (1,840)                   (31)                 -0.04%
Long-term debt                                                          (2,380)                   (20)                  0.57%
Capital lease obligations                                                 (124)                    (3)                 -0.08%
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                (375,224)                   592                   0.19%

Demand deposits                                                       (163,744)
Other liabilities                                                      (14,898)
- -----------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                 (553,866)
Shareholders' equity                                                    66,205
- -----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                             ($487,661)
============================================================================================================================
    Net interest income (fully taxable equivalent basis)                                      ($1,234)
    Tax equivalent adjustment                                                                     (30)
- -----------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                      ($1,204)
============================================================================================================================
     Net interest rate spread                                                                                           0.09%
============================================================================================================================
     Net interest margin                                                                                                0.14%
============================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 3 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)(UNAUDITED)
- -----------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                Change in              Change in              Change in
                                                            Average Balance           Interest             Average Rate
(in thousands)                                            9/30/94 vs 9/30/93     9/30/94 vs 9/30/93     9/30/94 vs 9/30/93
- -----------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                             ($202,088)                 ($877)                  1.66%
Interest-bearing deposits with banks                                   165,754                  1,741                   0.54%
Money market funds                                                       5,775                     82                   1.14%
- -----------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                     (30,559)                   946                   1.25%

Investment securities available for sale
  Investment securities-taxable                                        246,870                  4,190                   3.51%
Investment securities held to maturity
  Investment securities-taxable                                       (151,735)                (5,323)                 -0.95%
  Investment securities-tax-exempt                                     (10,453)                  (194)                  0.41%
Trading securities                                                     (92,196)                  (926)                  0.55%
- -----------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                       (7,514)                (2,253)                 -0.55%
Mark-to-market adjustment                                               $3,027
- -----------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                           (4,487)                (2,253)

Loans and lease financing                                             (598,992)                (9,989)                  0.16%
Note receivable-FDIC                                                  (117,398)                (2,308)                 -0.17%
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                     (751,436)               (13,604)                  0.04%

Allowance for possible credit losses                                       366
Cash and due from banks                                                (33,538)
Other assets                                                          (143,475)
- -----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         ($928,083)
=============================================================================================================================
LIABILITIES
Money market accounts                                                ($116,062)               ($1,194)                 -0.07%
Savings deposits                                                       (34,815)                (2,239)                 -0.72%
Time deposits < $100,000                                              (349,923)                (6,185)                 -0.31%
Time deposits > $100,000                                              (177,202)                  (753)                  0.73%
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                   (678,002)               (10,371)                 -0.26%

Fed funds purchased & repo agreements                                   23,989                  1,679                   1.36%
Other short-term borrowings                                            (71,041)                  (363)                  1.13%
Subordinated notes                                                      (3,046)                   (52)                  0.08%
Long-term debt                                                          (2,836)                     5                   1.47%
Capital lease obligations                                                 (601)                   (14)                  0.19%
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                (731,537)                (9,116)                 -0.13%

Demand deposits                                                       (249,902)
Other liabilities                                                      (76,920)
- -----------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                               (1,058,359)
Shareholders' equity                                                   130,276
- -----------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                        ($928,083)
=============================================================================================================================
    Net interest income (fully taxable equivalent basis)                                      ($4,488)
    Tax equivalent adjustment                                                                    (808)
- -----------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                      ($3,680)
=============================================================================================================================
     Net interest rate spread                                                                                           0.17%
=============================================================================================================================
     Net interest margin                                                                                                0.20%
=============================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 4 VOLUME/RATE ANALYSIS (FULLY TAXABLE EQUIVALENT)         (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                                        9/30/94 vs 6/30/94
                                                                                  Change in Interest Due to:
(in thousands)                                                   Average Balance     Average Rate       Net Change
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                                  ($3,123)           $2,597             ($526)
Interest-bearing deposits with banks                                       (4,511)            2,216            (2,295)
Money market funds                                                              6                28                34
- ------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                         (7,628)            4,840            (2,787)

Investment securities available for sale
  Investment securities-taxable                                               (79)               (8)              (87)
Investment securities held to maturity
  Investment securities-taxable                                              (802)             (179)             (981)
  Investment securities-tax-exempt                                           (282)              148              (134)
Trading securities                                                           (249)              156               (93)
- ------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                          (1,412)              117            (1,295)
Mark-to-market adjustment
- ------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                              (1,412)              117            (1,295)

Loans and lease financing                                                      25             3,078             3,103
Note receivable-FDIC                                                         (377)              715               338
- ------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                          (9,391)            8,749              (641)

Allowance for possible credit losses
Cash and due from banks
Other assets
- ------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              ($9,391)           $8,749             ($641)
==============================================================================================================================
LIABILITIES
Money market accounts                                                     ($3,356)           $2,961             ($395)
Savings deposits                                                             (403)              (26)             (429)
Time deposits < $100,000                                                   (3,103)            2,531              (572)
Time deposits > $100,000                                                   (3,570)            4,061               491
- ------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                       (10,431)            9,526              (905)

Fed funds purchased & repo agreements                                       1,134               549             1,683
Other short-term borrowings                                                  (799)              667              (132)
Subordinated notes                                                            (27)               (4)              (31)
Long-term debt                                                               (128)              108               (20)
Capital lease obligations                                                      (2)               (1)               (3)
- ------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                    (10,254)           10,846               592

Demand deposits
Other liabilities
- ------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                     (10,254)           10,846               592
Shareholders' equity
- ------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                 ($10,254)          $10,846              $592
==============================================================================================================================
Net interest income (fully taxable equivalent basis)                                                          ($1,233)
Tax equivalent adjustment                                                                                         (30)
- ------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                                      ($1,204)
==============================================================================================================================
     Net interest rate spread                                                                                    0.09%
==============================================================================================================================
     Net interest margin                                                                                         0.14%
==============================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 4 VOLUME/RATE ANALYSIS (FULLY TAXABLE EQUIVALENT)         (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                                 9/30/94 vs 9/30/93
                                                                                Change in Interest Due to:
(in thousands)                                                  Average Balance   Average Rate     Net Change
- --------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                                ($6,569)         $5,692           ($877)
Interest-bearing deposits with banks                                      1,693              48           1,741
Money market funds                                                           49              33              82
- --------------------------------------------------------------------------------------------------------------------
    Total money market investments                                       (4,827)          5,773             946

Investment securities available for sale
  Investment securities-taxable                                           4,052             138           4,190
Investment securities held to maturity
  Investment securities-taxable                                          (2,351)         (2,972)         (5,323)
  Investment securities-tax-exempt                                         (438)            244            (194)
Trading securities                                                       (2,265)          1,339            (926)
- --------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                        (1,003)         (1,251)         (2,253)
Mark-to-market adjustment
- --------------------------------------------------------------------------------------------------------------------
  Total investment securities                                            (1,003)         (1,251)         (2,253)

Loans and lease financing                                               (26,191)         16,202          (9,989)
Note receivable-FDIC                                                     (2,115)           (193)         (2,308)
- --------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                       (34,135)         20,531         (13,604)

Allowance for possible credit losses
Cash and due from banks
Other assets
- --------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           ($34,135)        $20,531        ($13,604)
====================================================================================================================
LIABILITIES
Money market accounts                                                     ($830)          ($364)        ($1,194)
Savings deposits                                                           (226)         (2,013)         (2,239)
Time deposits < $100,000                                                 (4,084)         (2,101)         (6,185)
Time deposits > $100,000                                                 (6,665)          5,912            (753)
- --------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                     (11,805)          1,434         (10,371)

Fed funds purchased & repo agreements                                       200           1,479           1,679
Other short-term borrowings                                              (2,121)          1,758            (363)
Subordinated notes                                                         (123)             71             (52)
Long-term debt                                                             (195)            200               5
Capital lease obligations                                                   (27)             13             (14)
- --------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                  (14,072)          4,956          (9,116)

Demand deposits
Other liabilities
- --------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                   (14,072)          4,956          (9,116)
Shareholders' equity
- --------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          ($14,072)         $4,956         ($9,116)
====================================================================================================================
     Net interest income (fully taxable equivalent basis)                                               ($4,488)
    Tax equivalent adjustment                                                                              (808)
- --------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                                ($3,680)
====================================================================================================================
     Net interest rate spread                                                                              0.17%
====================================================================================================================
     Net interest margin                                                                                   0.20%
====================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 5 SUMMARY OF CONSOLIDATED NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)  (UNAUDITED)
NINE MONTHS ENDED                                          September 30, 1994                       September 30, 1993
- -----------------------------------------------------------------------------------------------------------------------------------
                                                    AVERAGE              AVERAGE             AVERAGE                 AVERAGE
(in thousands)                                      BALANCE    INTEREST    RATE              BALANCE     INTEREST      RATE
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements             $339,156    $9,171      3.62%            $423,941       $9,619      3.03%
Interest-bearing deposits with banks                  301,807     8,616      3.82%              99,758        2,476      3.32%
Money market funds                                     13,329       327      3.28%               8,145          157      2.58%
- -----------------------------------------------------------------------------------------------------------------------------------
  Total money market investments                      654,292    18,114      3.70%             531,844       12,252      3.08%

Investment securities available for sale
  Investment securities-taxable                       234,373    12,117      6.91%              64,865        2,608      5.38%
Investment securities held to maturity
  Investment securities-taxable                     1,164,665    50,018      5.74%           1,267,739       66,724      7.04%
  Investment securities-tax-exempt                     34,745     2,257      8.68%              40,553        2,635      8.69%
Trading securities                                     85,001     3,126      4.92%             150,885        5,451      4.83%
- -----------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                   1,518,784    67,518      5.94%           1,524,042       77,418      6.79%
  Mark-to-market securities adjustment                  2,560
- -----------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                       1,521,344    67,518                      1,524,042       77,418

Loans and lease financing                           6,319,443   390,603      8.26%           6,699,588      420,205      8.39%
Covered assets and FDIC assistance                                                                 837
Note receivable-FDIC                                  348,900    18,069      6.92%             464,913       26,600      7.65%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                   8,843,979   494,304      7.47%           9,221,224      536,475      7.78%

Allowance for possible credit losses                 (192,361)                                (184,417)
Cash and due from banks                               519,042                                  516,849
Other assets                                          622,453                                  752,312
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $9,793,113                              $10,305,968
===================================================================================================================================
LIABILITIES
Money market accounts                              $2,117,257   $43,081      2.72%          $2,112,736      $45,982      2.91%
Savings deposits                                    1,161,685    18,076      2.08%           1,086,834       22,408      2.76%
Time deposits < $100,000                            2,556,170    86,339      4.52%           2,917,201      108,550      4.98%
Time deposits > $100,000                              641,657    19,629      4.09%             812,109       25,246      4.16%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                 6,476,769   167,125      3.45%           6,928,880      202,186      3.90%

Federal funds purchased & repurchase agreements       321,809     9,714      4.04%             329,451        7,728      3.14%
Dollar repurchase agreements                                                                    51,922        1,761      4.53%
Other short-term borrowings                           105,466     3,049      3.87%             130,152        3,259      3.35%
Subordinated notes                                     56,699     3,567      8.41%              58,729        3,671      8.36%
Long-term debt                                         14,550       739      6.79%              17,385          783      6.02%
Capital lease obligations                               3,879       310     10.68%               4,795          385     10.74%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities              6,979,172   184,504      3.53%           7,521,314      219,773      3.91%

Demand deposits                                     1,751,776                                1,784,250
Other liabilities                                     211,382                                  218,710
- -----------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                               8,942,330                                9,524,274
Shareholders' equity                                  850,783                                  781,694
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $9,793,113                              $10,305,968
===================================================================================================================================
Net interest income (fully taxable equivalent basis)           $309,800                                    $316,702
Tax equivalent adjustment                                        13,860                                      16,922
- -----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                       $295,940                                    $299,780
===================================================================================================================================
     Net interest rate spread                                                3.94%                                       3.87%
===================================================================================================================================
     Net interest margin                                                     4.68%                                       4.59%
===================================================================================================================================

Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 6 CHANGE IN NET INTEREST INCOME (FULLY TAXABLE EQUIVALENT)(UNAUDITED)
                                                                      Change in            Change in            Change in
Year-to-Date                                                       Average Balance         Interest           Average Rate
                                                                     9/30/94 vs           9/30/94 vs           9/30/94 vs
(in thousands)                                                         9/30/93              9/30/93              9/30/93
- -------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                                    ($84,785)               ($448)                0.59%
Interest-bearing deposits with banks                                         202,049                6,140                 0.50%
Money market funds                                                             5,184                  170                 0.70%
- -------------------------------------------------------------------------------------------------------------------------------
  Total money market investments                                             122,448                5,862                 0.62%

Investment securities available for sale
  Investment securities-taxable                                              169,508                9,509                 1.54%
Investment securities held to maturity
  Investment securities-taxable                                             (103,074)             (16,706)               -1.30%
  Investment securities-tax-exempt                                            (5,808)                (378)               -0.01%
Trading securities                                                           (65,884)              (2,325)                0.09%
- -------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                             (5,258)              (9,900)               -0.85%
  Mark-to-market securities adjustment                                         2,560
- -------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                                 (2,698)              (9,900)

Loans and lease financing                                                   (380,145)             (29,602)               -0.13%
Covered assets and FDIC assistance                                              (837)
Note receivable-FDIC                                                        (116,013)              (8,531)               -0.73%
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                           (377,245)             (42,171)               -0.31%

Allowance for possible credit losses                                         ($7,944)
Cash and due from banks                                                        2,193
Other assets                                                                (129,859)
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               ($512,855)
===============================================================================================================================
LIABILITIES
Money market accounts                                                         $4,521              ($2,901)               -0.19%
Savings deposits                                                              74,851               (4,332)               -0.68%
Time deposits < $100,000                                                    (361,031)             (22,211)               -0.46%
Time deposits > $100,000                                                    (170,452)              (5,617)               -0.07%
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                         (452,111)             (35,061)               -0.45%

Federal funds purchased & repurchase agreements                               (7,642)               1,986                 0.90%
Dollar repurchase agreements                                                 (51,922)              (1,761)               -4.53%
Other short-term borrowings                                                  (24,686)                (210)                0.52%
Subordinated notes                                                            (2,030)                (104)                0.05%
Long-term debt                                                                (2,835)                 (44)                0.77%
Capital lease obligations                                                       (916)                 (75)               -0.06%
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                      (542,142)             (35,269)               -0.38%

Demand deposits                                                              (32,474)
Other liabilities                                                             (7,328)
- -------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                       (581,944)
Shareholders' equity                                                          69,089
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   ($512,855)
===============================================================================================================================
 Net interest income (fully taxable equivalent basis)                                             ($6,902)
 Tax equivalent adjustment                                                                         (3,062)
- -------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                                              ($3,840)
===============================================================================================================================
 Net interest rate spread                                                                                                 0.07%
===============================================================================================================================
 Net interest margin                                                                                                      0.09%
===============================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 7 VOLUME/RATE ANALYSIS (FULLY TAXABLE EQUIVALENT(UNAUDITED)
                                                                                9/30/94 vs 9/30/93
Year-to-Date                                                            Change in Interest Due to:
                                                           Average           Average             Net
(in thousands)                                             Balance             Rate             Change
- ----------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and resale agreements                        ($2,762)           $2,314             ($448)
Interest-bearing deposits with banks                              5,715               425             6,140
Money market funds                                                  119                51               170
- ----------------------------------------------------------------------------------------------------------------
  Total money market investments                                  3,072             2,790             5,862

Investment securities available for sale
  Investment securities-taxable                                   8,570               939             9,509
Investment securities held to maturity
  Investment securities-taxable                                  (5,105)          (11,601)          (16,706)
  Investment securities-tax-exempt                                 (375)               (3)             (378)
Trading securities                                               (2,491)              166            (2,325)
- ----------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                   599           (10,499)           (9,900)
  Mark-to-market securities adjustment
- ----------------------------------------------------------------------------------------------------------------
  Total investment securities                                       599           (10,499)           (9,900)

Loans and lease financing                                       (23,247)           (6,355)          (29,602)
Covered assets and FDIC assistance
Note receivable-FDIC                                             (6,172)           (2,359)           (8,531)
- ----------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                               (25,748)          (16,423)          (42,171)

Allowance for possible credit losses
Cash and due from banks
Other assets
- ----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   ($25,748)         ($16,423)         ($42,171)
================================================================================================================
LIABILITIES
Money market accounts                                              $163           ($3,064)          ($2,901)
Savings deposits                                                  2,282            (6,614)           (4,332)
Time deposits < $100,000                                        (12,715)           (9,496)          (22,211)
Time deposits > $100,000                                         (5,200)             (417)           (5,617)
- ----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                             (15,470)          (19,591)          (35,061)

Federal funds purchased & repurchase agreements                    (295)            2,281             1,986
Dollar repurchase agreements                                       (881)             (880)           (1,761)
Other short-term borrowings                                        (860)              650              (210)
Subordinated notes                                                 (138)               34              (104)
Long-term debt                                                     (175)              131               (44)
Capital lease obligations                                           (73)               (2)              (75)
- ----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                          (17,892)          (17,377)          (35,269)

Demand deposits
Other liabilities
- ----------------------------------------------------------------------------------------------------------------
    Total Liabilities                                           (17,892)          (17,377)          (35,269)
Shareholders' equity
- ----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       ($17,892)         ($17,377)         ($35,269)
================================================================================================================

 Net interest income (fully taxable equivalent basis)                                               ($6,902)
================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LOANS AND LEASE FINANCING PORTFOLIO AND CREDIT RISK ANALYSIS

The Corporation's total loans and lease financing, net of unearned income, at September 30, 1994, decreased $494.9 million, or 7.4%, from December 31, 1993. Please refer to Table 8 for a presentation of the Corporation's loans and lease financing portfolio for the five most recent quarters, and Tables 8a and 8b, respectively, for a presentation of the Corporation's commercial real estate loans outstanding and commercial, financial and agricultural loans outstanding at September 30, 1994, by geographic area. Watch Credits for the five most recent quarters are presented in Table 8.

The decrease in total loans outstanding was primarily due to decreases in the residential real estate-mortgage loan portfolios and the sale of the Corporation's Texas subsidiaries. The balance of the residential real estate-mortgage loan portfolios decreased due to a slow down in mortgage lending volume in the first nine months of 1994 resulting from higher residential mortgage interest rates. Lower residential loan demand also contributed to a $198.8 million decrease in the balance of FCSI's warehouse loan portfolio, which is included in commercial loans. This decrease in the warehouse loan portfolio was offset by other commercial loan growth in the Corporation's Michigan business.

The sale of Lockwood and First State also contributed to the decrease in the balance of loans and lease financing at September 30, 1994. Combined, these two banks had loans and lease financing of $231.5 million at December 31, 1993.

In addition, the Corporation sold $22.2 million of non-performing commercial loans secured by real estate during 1994 ($7.9 million in the third quarter). These transactions resulted in charge-offs of $8.4 million ($1.4 million in the third quarter) against the allowance for loan losses.

The level of Non-performing Assets and Watch Credits at September 30, 1994, decreased from their level at December 31, 1993. However, total Non-performing Assets increased $2.6 million from their balance at June 30, 1994. This increase was primarily due to the purchase of $16.3 million (balance at September 30, 1994) of VA insured Non-performing Loans from IOMC's off-balance sheet loan servicing portfolios as a condition of the sale of servicing rights to Norwest. Please refer to Table 9 for a presentation of Non-performing Assets for the five most recent quarters and to Table 9a for a presentation of the changes in commercial and commercial real estate Non-performing Assets during the nine months ended September 30, 1994.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- ----------------------------------------------------------------------------------------------------------------------------
TABLE 8   LOANS AND LEASE FINANCING PORTFOLIO   (UNAUDITED)
Balance at:
(in thousands)                                               09/30/94     06/30/94     03/31/94     12/31/93      9/30/93
- ----------------------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural
   secured by real estate (Table 8a)                           $892,899     $926,081     $927,047     $971,917     $913,554
Other commercial, financial & agricultural (Table 8a)         2,405,015    2,392,341    2,295,503    2,373,707    2,537,150
Commerical real  estate-mortgage (Table 8b)                   1,142,931    1,183,585    1,201,482    1,238,177    1,229,197
Residential real estate-mortgage
   Mortgages held for sale                                      108,783      331,300      342,061      583,056      635,363
   Mortgages held for investment                                401,402      436,257      459,674      465,904      386,680
Short-term real estate-construction (Table 8b)                  145,609      149,843      159,106      159,594      156,639
Installment                                                     959,028      870,703      803,193      780,532      751,069
Lease financing                                                 145,813      141,855      133,216      116,998      105,122
- ----------------------------------------------------------------------------------------------------------------------------
               Total                                          6,201,480    6,431,965    6,321,282    6,689,885    6,714,774
Unearned income                                                 (25,076)     (26,706)     (25,868)     (18,619)     (18,192)
- ----------------------------------------------------------------------------------------------------------------------------
               Total                                         $6,176,404   $6,405,259   $6,295,414   $6,671,266   $6,696,582
============================================================================================================================


============================================================================================================================
Watch Credits (in millions)  (1)                                   $319         $351         $356         $387         $450
============================================================================================================================

(1) Loans classified as Watch Credits are included in the above loan balances.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 8 a. COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS OUTSTANDING
September 30, 1994 (in thousands)               (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------------------------
                                                                 Other                                  Other
Industry (1)                                      Michigan      Midwest     Northeast      South       States        Total
- ------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial and Agricultural Loans
       Secured by Real Estate Outstanding:
  Service                                           $232,891      $15,267      $13,091       $9,392         $845     $271,486
  Finance, insurance and real estate                 229,790       14,312        3,399        3,539           40      251,080
  Retail Trade                                        90,780          863       52,362        2,872                   146,877
  Manufacturing                                       64,087          961                     1,762        1,249       68,059
  Automotive                                          61,305        1,436                                              62,741
  Wholesale Trade                                     38,550           52                                              38,602
  Transportation/utilities                            15,416          315                                  1,687       17,418
  Other                                               22,395           27                                 14,214       36,636
- ------------------------------------------------------------------------------------------------------------------------------
             Total                                   755,214       33,233       68,852       17,565       18,035      892,899
- ------------------------------------------------------------------------------------------------------------------------------
Other Commercial, Financial and
      Agricultural Loans Outstanding:
  Service                                            438,501       15,254        1,825        8,122        7,918      471,620
  Finance, insurance and real estate                 263,147          562           65       18,550      145,215      427,539
  Manufacturing                                      240,966       24,455       16,779        7,107        5,486      294,793
  Wholesale Trade                                    265,619       11,355                                  5,203      282,177
  Transportation/utilities                           267,542        3,621          791          800                   272,754
  Retail Trade                                       237,287        9,330        3,096        8,982        8,325      267,020
  Automotive                                         235,251        4,298                     2,744                   242,293
  Other                                              105,282          568                     3,304       37,665      146,819
- ------------------------------------------------------------------------------------------------------------------------------
             Total                                 2,053,595       69,443       22,556       49,609      209,812    2,405,015
- ------------------------------------------------------------------------------------------------------------------------------
Total Commercial, Financial and
     Agricultural Loans Outsatnding               $2,808,809     $102,676      $91,408      $67,174     $227,847   $3,297,914
==============================================================================================================================
Percentage of geographic location to
total Commercial, Financial and
Agricultural Loans outstanding                         85.17%        3.11%        2.77%        2.04%        6.91%      100.00%
==============================================================================================================================

(1) The industrial categories are internally developed definitions based on the primary market in which the borrower operates.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 8 b. SHORT-TERM COMMERCIAL REAL ESTATE - CONSTRUCTION AND COMMERCIAL REAL ESTATE - MORTGAGE LOANS OUTSTANDING
September 30, 1994 (in thousands)                (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                  Other                                  Other
Collateral Type                                    Michigan      Midwest     Northeast      South       States        Total
- -------------------------------------------------------------------------------------------------------------------------------
Short-term Commercial
   Real Estate-Construction:
   Land development/acquisition                       $22,001         $118                   $54,216                   $76,335
   Retail                                               9,459                                                            9,459
   Residential > 4 family                               1,540                                  6,932                     8,472
   Office                                               1,932                                                            1,932
   Other                                               45,503                                  2,009       $1,899       49,411
- -------------------------------------------------------------------------------------------------------------------------------
       Total                                           80,435          118                    63,157        1,899      145,609
- -------------------------------------------------------------------------------------------------------------------------------
Commercial Real Estate-Mortgage:
   Retail                                             256,622        1,125                    24,170          731      282,648
   Office                                             215,113        3,705                     5,347        1,131      225,296
   Residential > 4 family                             163,719        1,272                     3,000       30,311      198,302
   Mobile home parks                                   85,788       12,412         $530       14,658        9,262      122,650
   Hotels                                              61,004          124       17,514        3,850       32,656      115,148
   Industrial                                         104,292        4,719                     1,601        4,266      114,878
   Warehouse                                           23,856        4,155                                    575       28,586
   Other                                               26,691          448          246        3,122       24,916       55,423
- -------------------------------------------------------------------------------------------------------------------------------
       Total                                          937,085       27,960       18,290       55,748      103,848    1,142,931
- -------------------------------------------------------------------------------------------------------------------------------
Total Commercial
  Real Estate Loans Outstanding                    $1,017,520      $28,078      $18,290     $118,905     $105,747   $1,288,540
===============================================================================================================================
Percentage of geographic location to
Total Commercial Real Estate Loans
outstanding                                             78.97%        2.18%        1.42%        9.23%        8.21%      100.00%
================================================================================================================================

(1) The industrial categories are internally developed definitions based on the primary markets in which the borrower operates.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- -----------------------------------------------------------------------------------------------------------------------------
TABLE 9   NON-PERFORMING ASSETS  (UNAUDITED)
(in thousands)                                                     09/30/94    06/30/94    03/31/94    12/31/93    9/30/93
- -----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans
  Commercial, financial & agricultural secured by real estate        $17,287     $18,875     $37,045     $36,872     $37,538
  Other commercial, financial & agricultural                          27,950      28,168      29,939      32,243      28,346
  Commerical real estate-mortgage                                     13,863      11,796      12,443       8,886      14,046
  Residential real estate-mortgage                                    31,166      21,950      19,437      22,271      17,627
  Short-term real estate-construction                                 52,781      52,913      53,588      55,189      53,760
  Installment                                                          1,750       1,771       1,421       1,002       1,876
  Lease financing                                                      1,118                      22
- -----------------------------------------------------------------------------------------------------------------------------
          Total                                                      145,915     135,473     153,895     156,463     153,193
Renegotiated Loans
  Commercial, financial & agricultural secured by real estate                         41          44          47          23
  Other commercial, financial & agricultural                                                                              85
  Commerical real estate-mortgage                                                                331         338
  Short-term real estate-construction                                    283         290         300         313         325
- -----------------------------------------------------------------------------------------------------------------------------
          Total                                                          283         331         675         698         433
- -----------------------------------------------------------------------------------------------------------------------------
          Total Non-performing Loans                                 146,198     135,804     154,570     157,161     153,626
- -----------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans
  Commercial, financial & agricultural secured by real estate          9,844      10,368      17,344      18,998      19,832
  Other commercial, financial & agricultural                           5,903       6,560       6,963       7,299       4,407
  Commerical real estate-mortgage                                      8,974      10,214      11,971      13,193      15,558
  Residential real estate-mortgage                                     5,677       5,589       6,635       6,242       5,099
  Short-term real estate-construction                                 17,826      23,401      37,091      51,084      76,535
  Installment                                                            922         818         917         937         706
Other  real  estate  owned,  net                                           6           7           7         313         314
- -----------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans and other real estate owned             49,152      56,957      80,928      98,066     122,451
- -----------------------------------------------------------------------------------------------------------------------------
          Total Non-performing Assets                               $195,350    $192,761    $235,498    $255,227    $276,077
=============================================================================================================================
Non-performing Assets to total loans (net of unearned
   income)  plus property from defaulted loans and other
   real estate owned, net                                               3.14%       2.98%       3.69%       3.77%       4.05%
=============================================================================================================================
Non-performing loans to total loans, net of unearned income             2.37%       2.12%       2.46%       2.36%       2.29%
=============================================================================================================================
Allowance for possible credit losses to
   Non-performing Loans                                                  127%        139%        126%        122%        123%
=============================================================================================================================

Loans 90 days or more past due and still accruing at September 30, 1994, June 30, 1994, March 31, 1994, December 31, 1993, and September 30, 1993 amounted to $94,848, $99,956, $115,967, $118,363, and $88,139. At September 30, 1994,
96.3% of loans 90 days or more past due and still accruing were insured by the FHA.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 9 a. CHANGES IN COMMERCIAL AND COMMERCIAL REAL ESTATE NON-PERFORMING ASSETS   (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------------
                                             Commercial        Short-Term        Commercial           Other
                                             Real Estate-      Commercial        Loans Secured     Commercial
                                             Mortgage          Real Estate-      By Real Estate                   Total
(in thousands)                                                 Construction
- --------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
   December 31, 1993                          $22,417          $106,586           $55,917           $39,542      $224,462
  Activity during 1994:
    Additions                                   6,188             3,360             6,322            22,234        38,104
    Pay-downs                                  (1,827)           (2,248)          (14,490)          (13,502)      (32,067)
    Disposition of assets                      (4,341)          (32,137)           (7,182)           (2,075)      (45,735)
    Charge-offs                                  (527)                             (9,284)           (9,263)      (19,074)
    Write-downs                                                    (875)           (2,156)             (268)       (3,299)
    Return to accrual (1)                        (823)             (618)           (1,041)           (1,983)       (4,465)
    Other(2)                                    1,750            (3,178)             (955)             (832)       (3,215)
- --------------------------------------------------------------------------------------------------------------------------
   Net activity during 1994                       420           (35,696)          (28,786)           (5,689)      (69,751)
- --------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
   September 30, 1994                         $22,837           $70,890           $27,131           $33,853      $154,711
==========================================================================================================================
Percentage of Non-Performing Asset
    category to Total                           14.76%            45.82%            17.54%            21.88%       100.00%
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

Determining the adequacy of the allowance for possible loan losses involves a disciplined quarterly analysis. The analysis ensures that all relevant factors affecting loan collectability are consistently applied. The analysis of the allowance relies mainly on historical loss ratios, current general economic and industry trends, and the current and projected financial condition of certain individual borrowers. Specific allocations of the allowance are assigned to individual loans where serious doubt of full principal repayment exists. General allocations of the allowance are assigned to the remaining portfolio on the basis of historical loss factors. The historical loss factors are determined on the basis of past charge-off experience identified by portfolio type and, within each portfolio type, identified by risk rating. A migration analysis is utilized to support the calculation of the allowance and evaluate the overall reasonableness. Management believes the allowance for possible loan loss at September 30, 1994, is adequate based on the risks identified in the various loan categories.

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

For the nine month period ended September 30, 1994, the provision was $18.0 million, a decrease of $15.0 million from the same period in 1993. The decrease is attributable to improvement in the area of credit quality. The improvement in credit quality is evidenced by reductions in Watch Credits, Non-performing Assets and net charge-offs during 1993 and the first nine months of 1994.

As mentioned above, the Corporation sold $22.2 million of non-performing commercial loans secured by real estate during 1994. These transactions resulted in charge-offs of $1.4 million in the third quarter and $7.0 million in the second quarter against the allowance for loan losses.

While the provision for possible credit losses decreased year-over-year, the allowance for possible credit losses as a percentage of Non-performing Loans improved to 127% at September 30, 1994, from 123% at September 30 of last year. The allowance for possible credit losses as a percentage of total period-end loans improved to 3.01% at September 30, 1994, from 2.82% at September 30 last year.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- -------------------------------------------------------------------------------------------------------------------------
TABLE 10 ANALYSIS OF THE ALLOWANCE FOR POSSIBLE CREDIT LOSSES  (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------------------
(in thousands)  Three Months Ended                             09/30/94    06/30/94    03/31/94    12/31/93    9/30/93
- -------------------------------------------------------------------------------------------------------------------------
Beginning balance                                               $188,585    $194,521    $190,992    $189,055    $185,399
 Charge-offs
  Commercial, financial & agricultural secured by real-estate      1,716       7,308         260       1,190         716
  Other commercial, financial & agricultural                       4,190       3,927       1,178       2,718         233
  Commerical real estate-mortgage                                     40          40         447         276         463
  Residential real estate-mortgage                                   428         493         440         284         258
  Short-term real estate-construction                                                                              3,000
  Installment                                                      2,044       1,879       1,903       2,054       2,187
  Lease financing                                                                 20                      15          51
- -------------------------------------------------------------------------------------------------------------------------
            Total                                                  8,418      13,667       4,228       6,537       6,908
 Recoveries
  Commercial, financial & agricultural secured by real-estate        102         173          76         100         704
  Other commercial, financial & agricultural                         497         744       1,030         683         577
  Commerical real-estate--mortgage                                   124         240         173         268         396
  Residential real-estate--mortgage                                               39           4
  Short-term real-estate--construction                               502           9           1           1         361
  Installment                                                        632         526         473         417         526
  Lease financing                                                      2                                   5
- -------------------------------------------------------------------------------------------------------------------------
            Total                                                  1,859       1,731       1,757       1,474       2,564
            Net charge-offs                                        6,559      11,936       2,471       5,063       4,344
  Additions:
    Provisions charged to operating expense                        6,000       6,000       6,000       7,000       8,000
  Less:
   Allowance of subsidiaries sold                                  2,295
- -------------------------------------------------------------------------------------------------------------------------
    Ending balance                                              $185,731    $188,585    $194,521    $190,992    $189,055
=========================================================================================================================
Allowance for possible credit losses to period-end loans            3.01%       2.94%       3.09%       2.86%       2.82%
=========================================================================================================================

CHARGE-OFF RATIOS
- -------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                   09/30/94    06/30/94    03/31/94    12/31/93    9/30/93
- -------------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average
  loans, net of unearned income                                     0.42%       0.76%       0.15%       0.30%       0.25%
=========================================================================================================================

Year-to-Date                                                                               9/30/94     9/30/93
- -------------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans, net of unearned income                         0.44%       0.40%
=========================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income for the third quarter and first nine months of 1994 increased $43.7 million and $42.0 million, respectively, over the same periods in 1993 principally as the result of non-recurring net other gains discussed below. Non-interest expenses for the third quarter and first nine months of 1994 decreased $26.4 million and $109.2 million over the same periods in 1993.

During the third quarter 1994, the Corporation recognized other gains totalling $67.1 million. This included gains in connection with the sale of Lockwood, $14.2 million; First State, $5.4 million; and servicing rights to Norwest, $42.3 million; and gains in connection with the Termination Agreement, $9.7 million. Partially offsetting these gains was a $4.5 million loss recognized in connection with the curtailment of pension and postretirement benefits. In connection with the Termination Agreement, the Corporation reversed $10.3 million in previously accrued expense for the amount the FDIC had the right to receive under the Assistance Agreement at March 31, 1999, of up to 20% of IOBOC's equity at December 31, 1998. For more information regarding this "right", refer to Note E, FDIC Assistance, on page 46 of the 1993 Annual Report. Certain interpretative disputes which arose under the Assistance Agreement were also resolved with the Termination Agreement. This resulted in a charge against other gains of $0.6 million. As a result of the Norwest, Lockwood and First State transactions, the number of active participants in the Corporation's pension and postretirement benefit plans was significantly reduced, resulting in a plan curtailment under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension". The plan curtailment resulted in a loss of $4.3 million for post retirement benefits and $0.2 million for pension benefits which were charged against other gains in the third quarter 1994.

Effective July 31, 1994, IOMC sold its entire portfolio of mortgage servicing rights to Norwest. This included both the rights to service off-balance sheet investor loans as well as the rights to service MNB and affiliate owned loans formerly serviced by IOMC.

MNB will continue to originate residential mortgage loans in Michigan through its branch network. The loans will be originated in MNB's name and sold to Norwest and other mortgage banking businesses under correspondent lending arrangements.

Cash proceeds of the sale were received in two installments, 50% on the closing date of September 22, 1994, and the remaining 50% in October 1994.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

PMSR and ESF assets of $44.9 million were written-off against the sale proceeds.

IOMC acted as interim servicer during the period between the effective date (July 31, 1994) and the transfer dates of the servicing rights to Norwest (September 30 - October 17, 1994). During this period IOMC received an interim servicing fee of $6 per loan, per month, for each loan serviced plus normal ancillary loan servicing income.

Approximately $180 million of escrow balances related to the loans in the mortgage servicing portfolio (included in non-interest bearing demand deposits at September 30, 1994) were transferred to Norwest during October, 1994.

Norwest also purchased the leasehold improvements, furniture, fixtures and equipment of most of IOMC's non-Michigan branch locations and its national servicing, processing and tele-marketing center located in Southfield, Michigan. Norwest also assumed the lease obligations for these facilities.

Norwest will service MNB and affiliate owned performing residential mortgage loans for a monthly servicing fee of one-twelfth of 37.5 Basis Points of the outstanding principal balance. Residential mortgage Non-performing Loans will be serviced by Norwest at a cost of $55 per loan per month.

Excluding other gains, discussed above, and ESF amortization expense, non-interest income for the third quarter 1994 was $27.1 million lower than in the same period last year due principally to reductions in mortgage servicing fees of $9.8 million and mortgage banking gains of $17.0 million. As discussed above, in accordance with the terms of the sale of servicing rights to Norwest, IOMC was paid a sub-servicing fee of $6 per loan for the period August 1 through September 30, 1994. This fee was less than IOMC's normal servicing fee. Also contributing to the decline in mortgage servicing fees was a fourth quarter 1993 sale of servicing rights for approximately $2.5 billion of loans and accelerated prepayments in the servicing portfolio throughout 1993.

Rising residential mortgage interest rates during 1994 and the resulting slow-down in lending activity was the primary contributor to the reduction in mortgage banking secondary marketing gains.

The sale of Lockwood and First State resulted in a $0.9 million decrease in total non-interest income in the third quarter 1994, including a $0.8 million decrease in service charges on deposit accounts.

For the nine months ended September 30, 1994, non-interest income, excluding third quarter 1994 other gains, ESF

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

amortization expense and security gains, decreased $33.3 million compared to the same period last year. Contributing to this decline were reductions in mortgage servicing income of $22.2 million, mortgage banking secondary marketing gains of $13.5 million and trading profits of $1.6 million. Partially offsetting these reductions were increases in merchant fee income of $2.0 million and other income of $2.4 million. The sale of Lockwood and First State resulted in a $0.3 million decrease in total non-interest income in the first nine months of 1994 (excluding security gains of $1.1 million). This decrease was primarily due to a $0.4 million decrease in service charges on deposit accounts.

Substantial write-downs of mortgage servicing intangible assets throughout 1993 and 1994 resulted in significant decreases in the net book value of those assets. This lower book value resulted in reductions in ESF and PMSR amortization expense. During the third quarter and nine months ended September 30, 1994, ESF amortization decreased $4.1 million and $14.8 million, respectively, and PMSR amortization decreased $12.1 million and $84.7 million, respectively, compared to the same periods last year.

During the third quarter 1994, non-interest expense, excluding PMSR amortization expense, was $14.3 million lower than the same quarter last year. Contributing to this reduction were cost cutting initiatives implemented in 1994; a decrease in uncollected interest due to investors for loans in IOMC's off-balance sheet servicing portfolio that have paid off early; and a decrease in defaulted loan expense.

In the category of salaries and wages, which decreased $5.3 million, base salaries declined $4.8 million due primarily to cost cutting initiatives implemented during 1994. Decreases in incentive and other compensation were partially offset by accruals for performance bonuses.

A $3.2 million decrease in uncollected interest due to investors was attributable to a slow down in loan refinancings resulting from increases in residential mortgage interest rates during 1994 and a smaller servicing portfolio.

The decrease in defaulted loan expense of $2.7 million was primarily due to a smaller portfolio of property from defaulted loans and a reduction in writedowns.

In addition, the sale of Lockwood and First State resulted in a $1.5 million decrease in non-interest expense during the third quarter 1994 (excluding a $0.9 million decrease in salaries and wages).

Partially offsetting the above decreases, were increases in

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Michigan single business tax and goodwill amortization. The increase in Michigan single business tax expense was principally attributable to the other gains recognized during the quarter. Goodwill amortization expense increased due to a $1.0 million write-off of the remaining goodwill associated with the December 1986 acquisition of Morison International, Inc. The write-off was taken as a result of a significant decline in the size and earnings contribution of the acquired business.

Excluding PMSR amortization and a one-time write-down (discussed below) in the second quarter 1993, non-interest expense for the first nine months of 1994 decreased $19.9 million. Contributing to this improvement was a reduction in defaulted loan expense primarily due to gains on the sale of property from defaulted loans during 1994; a reduction in uncollected interest due investors on payoffs of loans in IOMC's off-balance sheet servicing portfolio; and recent cost cutting initiatives.

In the category of salaries and wages, which decreased $1.7 million during the first nine months of 1994, base salaries declined $5.5 million primarily due to cost cutting initiatives. Partially offsetting this improvement were costs associated with termination benefits and accruals for performance bonuses.

In addition, excluding $0.2 million in salaries and wages, total non-interest expense of Lockwood and First State decreased $0.4 million in the first nine months of 1994.

Partially offsetting these reductions were increases in other employee benefits, $2.8 million; goodwill amortization, $1.0 million; and Michigan single business tax, $1.5 million. The increase in other employee benefits was due to the recognition of $1.5 million of expense in connection with the adoption of SFAS No. 112, Employer's Accounting for Postemployment Benefits, during the first quarter 1994. Also contributing to the increase in employee benefit costs was a change in the discount rate from 8.5% at December 31, 1992, to 7.0% at December 31, 1993, used in determining the actuarial present value of projected pension and postretirement benefit obligations. Cost savings from a change in the retiree health insurance plan adopted April 1, 1994, partially offset the increases resulting from this change in discount rate.

The Corporation recognized a one-time write-down, referred to above, of $4.6 million in the second quarter 1993, of the assets of its Dallas, Texas software subsidiary, BancA. The Corporation sold substantially all the assets and liabilities of BancA in the fourth quarter 1993.

The major components of the Corporation's non-interest income and non-interest expense are presented in Table 11 and Table 12, respectively, for the five most recent quarters, and in Table 13 and Table 14, respectively, for the comparable nine month periods. Also, refer to Table 15 and 16 Business Review for summary financial information regarding the Corporation's principal subsidiaries.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- ---------------------------------------------------------------------------------------------------------------------------------
TABLE 11   NON-INTEREST INCOME                    (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
(in thousands)                                                           9/30/94     6/30/94     3/31/94    12/31/93     9/30/93
- ---------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                      $13,897     $15,196     $15,113     $15,117     $15,176
Merchant card processing fees                                              5,024       4,866       4,515       4,943       4,578
Mortgage servicing fees                                                    5,696      10,062      10,741      14,297      15,482
Amortization of capitalized excess service fees                             (579)       (789)     (1,056)     (1,750)     (4,711)
Loan service charges                                                       2,745       2,133       3,517       3,058       2,918
- ---------------------------------------------------------------------------------------------------------------------------------
     Service charges                                                      26,783      31,468      32,830      35,665      33,443

Trust and investment services income                                       4,322       4,472       5,080       4,923       4,619
Mortgage banking gains, net                                                   22       4,406       4,746       6,919      16,984
Gains from sale of mortgage servicing rights                                                                   9,273
Other gains, net                                                          67,096
Other Income:
   Trading profits (losses)                                                  510         210        (379)        405         195
   Other                                                                  10,959      11,337      11,241      10,578      10,725
- ---------------------------------------------------------------------------------------------------------------------------------
    Other income                                                          11,469      11,547      10,862      10,983      10,920
- ---------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                           $109,692     $51,893     $53,518     $67,763     $65,966
=================================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- ---------------------------------------------------------------------------------------------------------------------------------
TABLE 12  NON-INTEREST EXPENSE                   (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
(in thousands)                                                           9/30/94     6/30/94     3/31/94    12/31/93     9/30/93
- ---------------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                       $42,201     $46,625     $46,107     $45,663     $47,489
Other employee benefits                                                   12,103      13,971      15,208      12,760      12,198
Net occupancy                                                              6,921       7,645       7,652       7,615       7,460
Equipment                                                                  8,567      10,517      10,319      10,570       9,748
Outside services                                                           8,732       8,306       7,755       9,652       8,795
Defaulted loan expense, net
   Writedowns and losses from sale                                         2,263       2,544       1,900       4,451       4,379
   Gains from sale                                                          (925)     (7,628)     (3,234)     (1,451)     (1,077)
   Other operating expenses, net                                           1,982       2,622       1,263       3,177       2,724
Amortization of purchased mortgage servicing rights                        2,034       3,027       5,386       9,850      14,154
Other Expenses:
   FDIC Insurance                                                          5,017       5,384       5,386       5,392       5,406
   Assets held for sale, net (income)loss                                    (51)        (60)         64        (378)          8
   Communications                                                          1,996       2,287       2,321       2,180       2,434
   Stationery and supplies                                                 1,875       2,055       2,249       2,831       2,264
   Advertising                                                             1,792       1,608       1,619       2,218       1,971
   Michigan single business tax                                            3,402       1,988       2,181         583       1,827
   Postage                                                                 1,141       1,243       1,567       1,546       1,470
   Amortization of goodwill                                                1,244         305         311         314         300
   Uncollected interest on early payoffs of loans serviced                   400       1,428       1,799       3,588       3,648
   Provision for foreclosure costs on loans serviced                         750       1,125         975         580         873
   Other                                                                   7,988       8,520       7,262       9,322       9,781
- ---------------------------------------------------------------------------------------------------------------------------------
    Other expenses                                                        25,554      25,883      25,734      28,176      29,982
- ---------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                          $109,432    $113,512    $118,090    $130,463    $135,852
=================================================================================================================================
Net overhead ratio (1)                                                     -0.01%       2.74%       2.87%       2.74%       3.01%
Efficiency ratio (2)                                                       51.13%      72.09%      76.96%      74.63%      77.73%
=================================================================================================================================

(1) Non-interest expense less non-interest income divided by average earning assets.
(2) Non-interest expense divided by the sum of net interest income on a fully taxable basis and non-interest income.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS

- --------------------------------------------------------------------------------------------------------------------
TABLE 13  NON-INTEREST INCOME  (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
Nine Months Ended
(in thousands)                                                               09/30/94       09/30/93
- --------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                           $44,206        $44,426
Merchant card processing fees                                                  14,405         12,362
Mortgage servicing fees                                                        26,499         48,650
Amortization of capitalized excess service fees                                (2,424)       (17,177)
Loan service charges                                                            8,395          8,225
- --------------------------------------------------------------------------------------------------------------------
     Service charges                                                           91,081         96,486

Trust and investment services income                                           13,874         14,599
Mortgage banking gains, net                                                     9,174         22,663
Gains from sale of mortgage servicing rights                                                      53
Investments available for sale gains, net                                                      6,140
Other gains, net                                                               67,096
Other income:
   Trading profits                                                                341          1,963
   Other                                                                       33,537         31,163
- --------------------------------------------------------------------------------------------------------------------
    Other income                                                               33,878         33,126
- --------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                                $215,103       $173,067
====================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES


- --------------------------------------------------------------------------------------------------------------------
TABLE 14 NON-INTEREST EXPENSE  (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------------
Nine Months Ended
(in thousands)                                                               09/30/94       09/30/93
- --------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                           $134,933       $136,635
Other employee benefits                                                        41,282         38,445
Net occupancy                                                                  22,218         22,326
Equipment                                                                      29,403         31,062
Outside services                                                               24,793         24,566
Defaulted loan expense, net
   Writedowns and losses from sale                                              6,707          9,824
   Gains from sale                                                            (11,787)        (4,054)
   Other operating expenses, net                                                5,867          6,555
Amortization of purchased mortgage servicing rights                            10,447         95,148
Other Expenses:
   FDIC Insurance                                                              15,787         16,406
   Assets held for sale, net (income)expense                                      (47)          (213)
   Communications                                                               6,604          7,197
   Stationery and supplies                                                      6,179          7,112
   Advertising                                                                  5,019          5,937
   Michigan single business tax                                                 7,571          6,098
   Postage                                                                      3,951          4,690
   Amortization of goodwill                                                     1,860            823
   Uncollected interest on early payoffs of loans serviced                      3,627          8,376
   Provision for foreclosure costs on loans serviced                            2,850          3,695
   Other                                                                       23,770         29,594
- --------------------------------------------------------------------------------------------------------------------
    Other expenses                                                             77,171         89,715
- --------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                               $341,034       $450,222
====================================================================================================================
Net overhead ratio (1)                                                           1.90%          4.01%
Efficiency ratio (2)                                                            64.97%         91.93%
====================================================================================================================

(1) Non-interest expense less non-interest income, annualized, divided by average earning assets.
(2) Non-interest expense divided by the sum of net interest income on a fully taxable basis and non-interest income.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- ------------------------------------------------------------------------------------------------------------------------------
TABLE 15  BUSINESS REVIEW  (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------------------------
                                                            MNB
Three Months Ended September 30                       (excluding IOMC)               IOMC                       IOBOC
(in thousands)                                        1994        1993          1994        1993          1994        1993
- ------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                $83,869     $74,138        $2,336      $8,247        $4,608      $7,004

Non-interest income                                    27,869      33,262        10,987      33,153           791       1,011
Gains from sale of mortgage servicing rights
Other gains, net                                                                 37,768
Amortization of  capitalized excess service fees                                   (579)     (4,711)
Amortization of purchased mortgage servicing right                               (2,034)    (14,154)
Other non-interest expense                            (81,112)    (83,578)      (15,911)    (20,980)       (4,093)     (4,778)
                                                      -------     -------       -------     -------       -------     -------
Income before taxes                                   $30,626     $23,822       $32,567      $1,555        $1,306      $3,237
                                                      =======     =======       =======     =======       =======    ========
At  September 30
Total assets                                       $8,640,143  $8,908,801      $557,625  $1,274,126      $482,466  $1,001,480
Total Liabilities                                  $7,987,804  $8,270,987      $513,063  $1,251,265      $436,511    $871,969
Total Equity                                         $652,339    $637,814       $44,562     $22,861       $45,955    $129,511

Mortgage Servicing Portfolio :
  (in millions)
  Originated Servicing                                                                       $4,223
  Purchased Servicing                                                                        $6,567
                                                                                            -------
   Total                                                                                    $10,790
                                                                                           ========



Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- ---------------------------------------------------------------------------------------------------------------------------------
TABLE 15  BUSINESS REVIEW (UNAUDITED)  (Continued)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                        Texas Bank               Holding Company and           Consolidated
Three Months Ended September 30                        Subsidiaries              other operations (1)             MNC
(in thousands)                                         1994      1993           1994          1993           1994        1993
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                 $2,295     $6,193            $620         ($175)      $93,728     $95,407

Non-interest income                                       616      1,486           2,912         1,765        43,175      70,677
Gains from sale of mortgage servicing rights
Other gains, net                                                                  29,328                      67,096
Amortization of  capitalized excess service fees                                                                (579)     (4,711)
Amortization of purchased mortgage servicing rights                                                           (2,034)    (14,154)
Other non-interest expense                             (2,617)    (5,001)         (3,665)       (7,361)     (107,398)   (121,698)
                                                      -------    -------         -------       -------       -------     -------
Income before taxes                                      $294     $2,678         $29,195       ($5,771)      $93,988     $25,521
                                                     ========   ========        ========      ========      ========    ========
At  September 30
Total assets                                                    $576,526       ($472,928)  ($1,365,523)   $9,207,306 $10,395,410
Total Liabilities                                               $529,066       ($727,613)  ($1,309,274)   $8,209,765  $9,614,013
Total Equity                                                     $47,460        $254,685      ($56,249)     $997,541    $781,397





(1) Amounts include intercompany eliminations.



Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- ------------------------------------------------------------------------------------------------------------------------------
TABLE 16 BUSINESS REVIEW    (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------------------------
                                                            MNB
Nine Months Ended September 30                        (excluding IOMC)               IOMC                       IOBOC
(in thousands)                                        1994        1993          1994        1993          1994        1993
- ------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses               $239,784    $213,672        $9,393     $17,723       $15,033     $19,152

Non-interest income                                    95,854     101,512        42,903      73,277         1,837       2,278
Gains from sale of mortgage servicing rights                                                     53
Other gains, net                                                                 37,768
Amortization of  capitalized excess service fees                                 (2,424)    (17,176)
Amortization of purchased mortgage servicing right                              (10,447)    (95,148)
Other non-interest expense                           (239,707)   (242,834)      (54,903)    (61,750)      (13,626)    (14,014)
                                                      -------     -------       -------     -------       -------     -------
Income before taxes                                   $95,931     $72,350       $22,290    ($83,021)       $3,244      $7,416
                                                      =======     =======       =======     =======        ======     =======

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

- ---------------------------------------------------------------------------------------------------------------------------------
TABLE 16 BUSINESS REVIEW (UNAUDITED)  (Continued)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                        Texas Bank               Holding Company and           Consolidated
Nine Months Ended September 30                         Subsidiaries              other operations (1)             MNC
(in thousands)                                         1994      1993           1994          1993           1994        1993
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses                $13,387    $16,677            $343         ($444)     $277,940    $266,780

Non-interest income                                     3,606      5,015           6,231         8,108       150,431     190,190
Gains from sale of mortgage servicing rights                                                                                  53
Other gains, net                                                                  29,328                      67,096
Amortization of  capitalized excess service fees                                                              (2,424)    (17,176)
Amortization of purchased mortgage servicing rights                                                          (10,447)    (95,148)
Other non-interest expense                            (13,025)   (13,642)         (9,326)      (22,834)     (330,587)   (355,074)
                                                      -------    -------         -------       -------       -------     -------
Income before taxes                                    $3,968     $8,050         $26,576      ($15,170)     $152,009    ($10,375)
                                                      =======    =======         =======       =======      ========     ========

(1) Amounts include intercompany eliminations.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INCOME TAX PROVISION

During the third quarter the Corporation reached a settlement with the FDIC to terminate the Assistance Agreement. Under the terminated Assistance Agreement, the Corporation was obligated to share certain tax benefits it realized with the FDIC. To the extent such benefits were recognized in prior periods for financial statement purposes, the Corporation also recorded a liability to the FDIC for its share of such benefits, reducing the benefit reflected in income tax expense for that period. The settlement to terminate the agreement relieved IOBOC and the Corporation from this obligation, and accordingly, the accrued liability was reversed. This has resulted in a reduction of 1994 income tax expense of approximately $41.7 million.

In the second quarter, tax benefits associated with the IOBOC acquisition of $42.8 million were recognized, $40.2 million of which were reflected in earnings, and $2.6 million of which were added directly to shareholders' equity
- - surplus.   The ability of the Corporation to realize these benefits was challenged by the U.S. Treasury Department in a report issued in March 1991 to Congress. Congress addressed this matter in the Revenue Reconciliation Bill of 1993, and denied recognition of certain tax benefits occurring after March 3, 1991. As a result of this Congressional action and discussions during the second quarter 1994 with the Federal government concerning the Corporation's tax returns, the Corporation recognized pre-March 3, 1991 tax benefits in its financial statements.

The Corporation's projection of its 1994 effective income tax rate, excluding the $41.7 million reduction in tax expense resulting from the termination settlement and the $40.2 million from tax benefits associated with the IOBOC acquisition, is 28.5%. The difference between this effective tax rate and the federal statutory rate of 35% is principally due to tax exempt income received by IOBOC during 1994 from the FDIC note receivable and other FDIC assistance prior to the termination settlement, as well as, tax exempt interest income from municipal obligations held principally by MNB.

The increase in the effective income tax rate from (9.2%) in 1993 to 28.5% for 1994 (excluding the one-time benefits described above) is due to higher projected pre-tax earnings in 1994 and lower amounts of tax exempt FDIC interest income and assistance. This change has the effect of increasing the ratio of projected taxable income relative to total projected pre-tax financial income, resulting in a higher effective tax rate.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The Corporation's capital position was strengthened further by the income recorded in connection with the Termination Agreement, the sale of servicing rights and the sales of Lockwood and First State. The Corporation is considering various alternatives in which to best utilize the excess capital created by these transactions.

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

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

TABLE 17 CAPITAL RATIOS (UNAUDITED)
Quarter Ended
(in thousands)                                                           9/30/94     6/30/94     3/31/94     12/31/93    9/30/93
- -----------------------------------------------------------------------------------------------------------------------------------
Tier 1:
  Common shareholders' equity                                             $996,382    $889,930    $827,323    $815,590    $753,822
  Intangible assets                                                         (3,245)    (13,430)    (13,901)    (14,279)    (14,239)
  PMSR Capital Limitation                                                                           (1,697)       (403)
  SFAS 109 Capital Limitation                                             (121,310)    (59,584)    (33,886)    (21,876)
- -----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                                  $871,827    $816,916    $777,839    $779,032    $739,583
- -----------------------------------------------------------------------------------------------------------------------------------
Tier 2:
  Allowance for possible credit losses (1)                                $101,672    $103,042    $100,508    $103,149    $103,718
  Equity commitment note                                                    12,412      15,212      15,212      15,212      15,212
  Equity contract note                                                      54,587      57,246      57,475      57,715      57,944
- -----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                                  $168,671    $175,500    $173,195    $176,076    $176,874
- -----------------------------------------------------------------------------------------------------------------------------------
    Total qualifying capital                                            $1,040,498    $992,416    $951,034    $955,108    $916,457
- -----------------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                                    $6,965,560  $7,088,791  $6,980,006  $7,233,972  $7,389,159
Risk-weighted off-balance sheet exposure                                 1,171,444   1,167,978   1,074,546   1,032,619     922,510
- -----------------------------------------------------------------------------------------------------------------------------------
    Less: disallowance for loan loss & intangibles                         209,210     160,123     146,200     124,880     101,496
===================================================================================================================================
    Total risk-weighted assets and off-balance sheet exposure           $7,927,794  $8,096,646  $7,908,352  $8,141,711  $8,210,173
===================================================================================================================================


===================================================================================================================================
    Tier 1 risk-based capital ratio                                          11.00%      10.09%       9.85%       9.57%       9.01%
===================================================================================================================================
    Total risk-based capital ratio                                           13.12%      12.26%      12.03%      11.73%      11.16%
===================================================================================================================================
    Leverage ratio                                                            9.13%       8.20%       7.84%       7.56%       7.09%
===================================================================================================================================

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

Proceeds from the pay-off of the note receivable - FDIC, the sale of servicing rights to Norwest, and the sales of Lockwood and First State have significantly increased the Corporation's liquidity position. The Corporation is considering a variety of alternatives to best utilize this excess liquidity.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
TABLE 18 SOURCES OF FUNDS (UNAUDITED)
Michigan National Corporation

Three Months Ended
(in thousands)                        9/30/94              6/30/94            3/31/94            12/31/93           9/30/93
- --------------------------------------------------------------------------------------------------------------------------------
                                              % of                % of              % of                % of              % of
                                              Total               Total             Total               Total             Total
                                              Asset               Asset             Asset               Asset             Asset
                                Balance     Funding   Balance   Funding   Balance  Funding    Balance  Funding  Balance  Funding
- --------------------------------------------------------------------------------------------------------------------------------
Core deposits                    $6,802,399    74%   $7,338,660   73%    $7,644,987   76%    $7,872,824   77%   $7,662,174   74%
Discretionary deposits (1)          710,550     8%      816,867    8%       858,732    8%       852,255    8%      994,072    9%
Short-term borrowings               401,036     4%      709,301    7%       418,733    4%       293,293    3%      556,432    5%
Long-term debt                       70,779     1%       76,400    1%        76,752    1%        77,122    1%       77,998    1%
Equity                              997,541    11%      891,835    9%       831,553    8%       815,590    8%      781,397    8%
Other liabilities                   225,001     2%      203,303    2%       297,918    3%       261,724    3%      323,337    3%
- --------------------------------------------------------------------------------------------------------------------------------
   Total                         $9,207,306   100%  $10,036,366   100%  $10,128,675   100%  $10,172,808   100%  $10,395,410  100%
- ---------------------------------------------------------------------------------------------------------------------------------

Parent Company:
(in millions)
  Subsidiaries' retained
  earnings available for
  dividends (2)                         $30                 $65                 $45                 $33                 $52
=================================================================================================================================

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

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

EARNINGS PER SHARE

Earnings per share presented in the Consolidated Statement of Income for the three and nine months ended September 30, 1994, reflect the use of the "treasury stock" method to calculate the common stock equivalents attributable to the Corporation's 8% Redeemable Subordinated Debentures (Debentures). Refer to Note N - Long-term Debt and Note O - Capital on pages 56 and 57 of the 1993 Annual Report for further information on these Debentures. Increasing interest rates during 1994 have resulted in a significant narrowing of the premium value of the fixed income feature of the Debentures and it appears likely that the fixed income feature could be valued at a discount in the near future. If and when that occurs, under the requirements of Accounting Principles Board Opinion No. 15 - Earnings per Share, the "if converted" method will be used to calculate the common stock equivalents of the Debentures.

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

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES




                                 PART 1 EXHIBIT


EXHIBIT (11)   COMPUTATION OF EARNINGS PER COMMON SHARE            (UNAUDITED)


- ------------------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30                          SEPTEMBER 30
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                    1994               1993               1994               1993
- ------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share)

PRIMARY
  Net Income                                                      $110,048            $27,027           $191,626            ($8,869)
                                                            ------------------------------------------------------------------------

  Average common shares outstanding                                 15,305             15,135             15,242             15,057
  Common stock equivalents                                             439                154                328
                                                            ------------------------------------------------------------------------

  AVERAGE PRIMARY SHARES OUTSTANDING                                15,744             15,289             15,570             15,057
                                                            ========================================================================


  PRIMARY EARNINGS PER SHARE                                         $6.99              $1.77             $12.31             ($0.59)
                                                            ========================================================================



FULLY DILUTED
  Net Income                                                      $110,048            $27,027           $191,626            ($8,869)
                                                            ------------------------------------------------------------------------

  Average common shares outstanding                                 15,305             15,135             15,242             15,057
  Common stock equivalents                                             439                189                439
                                                            ------------------------------------------------------------------------

  AVERAGE FULLY DILUTED SHARES OUTSTANDING                          15,744             15,324             15,681             15,057
                                                            ========================================================================


  FULLY DILUTED EARNINGS PER SHARE                                   $6.99              $1.76             $12.22             ($0.59)
                                                            ========================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES    (UNAUDITED)


PART II.  OTHER INFORMATION


Item 1. - Legal Proceedings

     See note G. of the Notes to Consolidated Financial Statements and Note U. of the 1993 Annual Report


Item 6.(a) - Exhibits

     Exhibit (10) - Material contracts

     a) Purchase and Sale Agreement by and among Michigan National Bank, Independence One Mortgage Corporation and Norwest Mortgage, Inc., dated as of August 11, 1994.
     b) Termination Agreement by and among Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund, Michigan National Corporation and Independence One Bank of California, FSB, dated as of September 29, 1994.


     Exhibit (11) - Statement regarding computation of per share earnings. See Part I Exhibit.


     Exhibit 27. - Financial Data Schedule

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES    (UNAUDITED)

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         MICHIGAN NATIONAL CORPORATION
                         (Registrant)

October 28, 1994               /s/ Joseph J. Whiteside
                              --------------------------------
                              Joseph J. Whiteside
                              Executive Vice President
                              (Chief Financial Officer)



October 28, 1994               /s/ Robert V. Panizzi
                              --------------------------------
                              Robert V. Panizzi
                              First Vice President and Controller
                              (Chief Accounting Officer)

                                Exhibit Index


Exhibit 10(A)               Purchase And Sale Agreement

Exhibit 10(B)               Termination Agreement

Exhibit 27                  Financial Data Schedule