Form 10-K
period 1994-12-31
MICHIGAN NATIONAL CORP
filed 1995-03-09
CIK 65660

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended                   December 31, 1994

                                       or

(  )     Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 (Fee Required)

For the transition period from _____________________to_____________________

Commission File Number                          0-7186


                          MICHIGAN NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Michigan                                        38-0111135
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

27777 Inkster Road, Farmington Hills, MI                 48334
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (810) 473-3000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At February 28, 1995, the registrant's common stock, $10 par value held by nonaffiliates, had an aggregate market value of $1,349,741,569 based on the closing price of $101.875 and 13,248,997 common shares outstanding.

At February 28, 1995, the registrant had outstanding 13,248,997 shares of its common stock, $10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:
None

MICHIGAN NATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
- ---------------------------------------------------------------------
PART I
- ---------------------------------------------------------------------
Item 1  BUSINESS .................................................  9
          Statistical Disclosure By Bank Holding Companies
           Summary of Consolidated Net Interest Income............ 32
           Volume/Rate Analysis .................................. 34
           Investment Securities Portfolio ....................... 96
           Loans and Lease Financing Portfolio ................... 54
           Loan Maturities and Interest Rate Sensitivity ......... 36
           Non-Performing Loans .................................. 59
           Cross-Border Outstandings ............................. 66
           Analysis of the Allowance for Possible Credit
            Losses ............................................... 64
           Allocation of the Allowance for Possible Credit
            Losses ............................................... 65
           Average Deposits ...................................... 33
           Time Deposits of $100,000 or More, Maturity
            Distribution ......................................... 37
           Financial Ratios ...................................... 17
           Short-Term Borrowings .................................109
Item 2  PROPERTIES ............................................... 11
Item 3  LEGAL PROCEEDINGS ........................................131
Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        No matters were submitted to, or voted on, by security holders during the fourth quarter of 1994.

- ----------------------------------------------------------------------
PART II
- -----------------------------------------------------------------------
Item 5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS ...................................... 12
Item 6  SELECTED FINANCIAL DATA .................................. 17
Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ...................... 13
Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         Michigan National Corporation and Subsidiaries
          Consolidated Statement of Condition
           December 31, 1994 and 1993 ............................ 78
          Consolidated Statement of Income
           Years Ended December 31, 1994, 1993 and 1992 .......... 80
          Consolidated Statement of Changes in Shareholders' Equity
           Years Ended December 31, 1994, 1993 and 1992 .......... 84
          Consolidated Statement of Cash Flows
           Years Ended December 31, 1994, 1993 and 1992 .......... 82
          Notes to Consolidated Financial Statements ............. 85
          Independent Auditors' Report ...........................140
          Selected Quarterly Financial Data ......................141
Item 9   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE--None

MICHIGAN NATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED
- ---------------------------------------------------------------------
PART III
- ---------------------------------------------------------------------
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          (a) Directors of the Corporation........................144
          (b) Executive Officers of the Corporation...............146
          (c) Significant employees - not required
          (d) Family relationships - none
          (e) Business experience - included in Items 10(a) and 10(b)
          (f) Involvement in certain legal proceedings - none
          (g) Promoters and control persons - not applicable
          (h) Exchange Act section 16 (a) compliance..............149
Item 11  EXECUTIVE COMPENSATION
          (a) Compensation Committee Report.......................150
          (b) Summary Compensation Table..........................153
          (c) Option/SAR Table....................................155
          (d) Option/ SAR exercises and value.....................156
          (e) Long-term incentive plan awards - none
          (f) Defined benefit or actuarial plans..................157
          (g) Compensation of directors...........................159
          (h) Employment contracts and termination of employment
              and change-in-control arrangements..................160
          (i) Report on repricing of option/SARs - none
          (j) Additional information on compensation committee interlocks and insider participation in compensation decisions - None, except for information called for by Item 404 of Regulation S-K which is disclosed
              under Item 13 below.
          (k) Board compensation committee report on executive
              compensation........................................150
          (l) Performance table...................................163
Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          (a) Security ownership of certain beneficial owners.....164
          (b) Security ownership of management....................164
          (c) Changes in control - Agreement and Plan of Merger,
              dated as of February 4, 1995, by and among Michigan National Corporation, National Australia Bank Limited
              and MNC Acquisition Co., incorporated herein by
              reference to Item 7 Exhibit 1 of Form 8-K dated
              February 4, 1995.
Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         (a) Transactions with management and others.............166
         (b) Certain business relationships......................166
         (c) Indebtedness of management..........................166
         (d) Transactions with promoters - not applicable

- -----------------------------------------------------------------------------
PART IV
- -----------------------------------------------------------------------------
Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (a) Certain documents filed as a part of the Form 10-K Financial Statements and Schedules - the financial statements and schedules filed as part of this report are listed under Item 8.

MICHIGAN NATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED
_____________________________________________________________________________
PART IV (CONTINUED)
         (b) Reports on Form 8-K
             A Form 8-K was filed on February 4, 1995, which described under Item 5, an Agreement and Plan of Merger and Stock
             Option Agreement which Michigan National Corporation entered into with National Australia Bank Limited and an amendment of a Rights Agreement, dated as of April 25, 1988, by and between Michigan National Corporation and Mellon Bank, N.A. A copy of the above documents and Press Release dated February 6, 1995, related to these documents were filed as exhibits under Item 7.
         (c) Exhibits required by Item 601 of Regulation S-K
             3.  Articles of Incorporation and By-Laws
                 a. Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3(a) on Form 10-K for the year ended December 31, 1988.
                 b. By-Laws, as amended, are incorporated herein by reference to Exhibit A on Form 8-K filed December 19, 1990.
              4. Instruments defining the Rights of Security Holders,
                 including indentures
                 a. Note Purchase Agreement between Marine Midland Bank, N.A., dated July 10, 1985, incorporated herein by reference to Exhibit E on Form 10-C filed July 22, 1985.
                 b. Stock and Warrant Purchase Agreement between Marine Midland Banks, Inc. and Michigan National Corporation dated July 10, 1985, incorporated herein by reference to Exhibit F on Form 10-C filed July 22, 1985.
                 c. Stock Purchase Agreement dated July 10, 1985 between Michigan National Corporation Employee Stock Ownership Plan and Michigan National Corporation, incorporated herein by reference to Exhibit D on Form 10-C filed
                      July 22, 1985.
                 d. Exchange Agreement and Certificate of Determination of Relative Rights and Preferences of 6% Cumulative Convertible Preferred Stock ($10 par value), incorporated herein by reference to Item 6.(a)-Exhibit
                      (4) on Form 10-Q dated March 31, 1988.
                 e. Rights Agreement dated April 25, 1988 between Michigan National Corporation and Mellon Bank, N.A., incorporated herein by reference to Exhibit 1 on Form 8-A filed April 26, 1988, and as amended February 4, 1995. The amendment is incorporated herein by reference to
                      Exhibit 4 of Form 8-K dated February 4, 1995.
                 f. Registration No. 33-4515, 500,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation 1985 Stock Option Plan), incorporated herein by reference to Exhibit 4.1 of Form S-8 dated April 2, 1986.

MICHIGAN NATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED
- --------------------------------------------------------------------------------
PART IV (CONTINUED)
- --------------------------------------------------------------------------------
                 g. Registration No. 33-17222, 500,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation Stock Option and Performance Incentive Plan), incorporated herein by reference to Exhibit 4.1 of Form S-8 dated September 9, 1987.
                 h. Registration No. 33-18943, 1,303,045 shares of Common Stock of Michigan National Corporation (Employee Stock
                    Ownership Plan), incorporated herein by reference to Exhibit
                    4.1 of Form S-8 dated December 8, 1987.
                 i. Registration No. 33-22430, 656,787 shares of Common Stock of Michigan National Corporation, incorporated herein
                    by reference to Form S-3 dated June 9, 1988.
                 j. Registration No. 33-22542, 250,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation Employees' Stock Bonus Plan, 401-(k) account), incorporated herein by reference to Exhibit 4.1 of Form S-8 dated June 27, 1988.
                 k. Registration No. 33-24751, Indenture, dated as of November
                    10, 1988, between Michigan National Corporation and Bankers Trust Company, incorporated herein by reference to
                    Exhibit 4.1, of Form S-3 dated October 6, 1988.
                 l. Registration No. 33-45188, 200,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation Nonqualified Stock Option Plan), incorporated herein by reference to Form S-8 dated January 21, 1992.
                 m. Registration No. 33-58644, Senior Indenture between
                    Michigan National Corporation First National Bank of
                    Chicago and Subordinated Indenture between Michigan
                    National Corporation and First Trust National Association, incorporated herein by reference to Exhibit (4)(a) and
                    Exhibit (4)(b) respectively, on Form S-3 dated January 23, 1993.
                 n. Registration No. 33-58644, proposed sale of up to
                    $150,000,000 of debt securities filed as a shelf
                    registration, is incorporated herein by reference to Form
                    S-3, dated February 23, 1993.
                 o. Stock Option Agreement between Michigan National
                    Corporation and National Australia Bank Limited dated
                    February 4, 1995, incorporated herein by reference to
                    Exhibit 2 of Form 8-K dated February 4, 1995.
          10.    Material Contracts
                 a. Employment Agreement dated January 16, 1985 between
                    Michigan National Corporation and Robert J. Mylod, as
                    amended............................................ (1)
                 b. Pension Agreement dated January 16, 1985 between Michigan
                    National Corporation and Robert J. Mylod, as amended
                    March 17, 1993......................................(4)

MICHIGAN NATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED
- -------------------------------------------------------------------------------
PART IV (CONTINUED)
- -------------------------------------------------------------------------------
                 c. Loan Agreement between Michigan National Corporation and the Michigan National Corporation Employee Stock Ownership Plan dated July 10, 1985, incorporated herein by reference to Exhibit C on Form 10-C filed July 22, 1985.
                 d. Pension Agreement dated October 22, 1987 between Michigan
                    National Corporation and Eric D. Booth, as amended
                    February 26, 1993......................................  (4)
                 e. Assistance, Capital Maintenance and Stock Purchase
                    Agreements among the Registrant, the Federal Savings and
                    Loan Insurance Corporation and Beverly Hills Federal
                    Savings Bank, incorporated herein by reference to Exhibits 2.0, 28.1, and 28.2, respectively, on Form 8-K filed
                    January 4, 1989.
                 f. Master Purchase Agreement for Credit Card Portfolio and
                    Related Assets between Independence One Bank, N.A. and Michigan National Bank (Sellers); and The Chase
                    Manhattan Bank (USA), N.A. (Purchaser) as amended, incorporated herein by reference to Form 8-K's filed May
                    25, 1989 and July 18, 1989.
                 g. Form Michigan National Corporation Executive Change in
                    Control Severance Agreement dated September 14, 1989,
                    between Michigan National Corporation and three current Executive Officers including, Robert J. Mylod, Richard C. Webb and Lawrence L. Gladchun (2), as amended February
                    4, 1995................................................. 169
                 h. Form Michigan National Corporation Director
                    Indemnification Agreement dated September 19, 1990 between Michigan National Corporation and the members of the
                    Board of Directors.....................................  (3)
                 i. Pension Agreement dated November 7, 1990 between Michigan
                    National Corporation and W. David Tull, as amended
                    March 9, 1993..........................................  (4)
                 j. Pension Agreement dated November 7, 1990 between Michigan
                    National Corporation and Charles W. Kight, as amended
                    March 12, 1993.........................................  (4)
                 k. Pension Agreement dated January 1, 1991 between Michigan
                    National Corporation and Lawrence L. Gladchun, as
                    amended March 4, 1993..................................  (4)
                 l. Pension Agreement dated January 1, 1991 between Michigan
                    National Corporation and Richard C. Webb, as amended
                    March 5, 1993..........................................  (4)
                 m. Employment Agreement dated November 17, 1993 between
                    Michigan National Corporation and Douglas E. Ebert.....  (5)
                 n. Pension Agreement dated January 10, 1994 between Michigan
                    National Corporation and Douglas E. Ebert (5), as amended
                    February 4, 1995.......................................  167

MICHIGAN NATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED
____________________________________________________________________________
PART IV (CONTINUED)
                 o. Michigan National Corporation Executive Change in Control
                    Severance Agreements dated January 14, 1994, and March 2, 1994, between Michigan National Corporation and Douglas E. Ebert and Michigan National Corporation and Joseph J. Whiteside, respectively. These documents are the same, except for the names and dates, as the Form Michigan National Corporation Executive Change in Control Severance Agreement dated September 14, 1989 (2), as amended
                    February 4, 1995.......................................  169
                 p. Employment Agreement dated March 2, 1994 between Michigan
                    National Corporation and Joseph J. Whiteside...........  (5)
                 q. Pension Agreement dated March 11, 1994 between Michigan
                    National Corporation and Joseph J. Whiteside (5), as
                    amended February 4, 1995...............................  167
                 r. Purchase and Sale Agreement by and among Michigan National
                    Bank, Independence One Mortgage Corporation and Norwest Mortgage, Inc., dated as of August 11, 1994, incorporated herein by reference to Exhibit a on Form 10-Q for the period ended September 30, 1994.
                 s. Termination Agreement by and among Federal Deposit
                    Insurance Corporation, as manager of the FSLIC Resolution Fund, Michigan National Corporation and Independence One Bank of California, FSB, dated as of September 29, 1994, incorporated herein by reference to Exhibit b on Form 10-Q for the period ended September 30, 1994.
          11.    Statement regarding computation of per share earnings..... 171
          13. Annual report to shareholders - the registrant's 1993 annual report to shareholders is not incorporated by reference in whole or in part to this Form 10-K and therefore, is not filed as an exhibit.
          21.    Subsidiaries of the registrant............................ 172
          23.    Consent of independent auditors........................... 173
          27.    Financial data schedule................................... 174
          99. Principal commitments of the Memorandum of Understanding between Michigan National Bank and the Central District Office of the Comptroller of Currency dated August 4, 1993, which is incorporated herein by reference to Item 5 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. This Memorandum of Understanding was terminated by the Comptroller of Currency in October 1994.
   (d) Financial Statement Schedules required by Regulation S-X - not applicable

SIGNATURES................................................................. 175

MICHIGAN NATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED

(1) This exhibit is incorporated herein by reference to Exhibit 10 on Form 10-K for the year ended December 31, 1987.
(2) This exhibit is incorporated herein by reference to Exhibit 10 on Form 10-K for the year ended December 31, 1989.
(3) This exhibit is incorporated herein by reference to Exhibit 10 on Form 10-K for the year ended December 31, 1990.
(4) This exhibit is incorporated herein by reference to Exhibit 10 on Form 10-K for the year ended December 31, 1992.
(5) This exhibit is incorporated herein by reference to Exhibit 10 on Form 10-K for the year ended December 31, 1993.

FORM 10-K
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

PART I  ITEM 1.  BUSINESS

GENERAL
Michigan National Corporation (MNC), a registered bank and savings and loan association holding company, is incorporated under the laws of the State of Michigan.

MNC owns 100% of the common stock of a bank subsidiary, a savings and loan subsidiary, and six non-bank subsidiaries. MNC sold several businesses during 1994 as part of a corporate restructuring. Refer to Note C to the Consolidated Financial Statements for information on these transactions and to the Business Review section of Management's Discussion and Analysis for information on the Corporation's business activities during 1994 including the corporate restructuring. MNC also sold its investment in Bloomfield Hills Bancorp Inc. Refer to the Principles of Consolidation section of Note A to the Consolidated Financial Statements for information on this transaction.

MNC has approximately 4,100 full-time equivalent employees. At the end of 1994, MNC was the fifth largest bank holding company in Michigan based upon total assets. Michigan National Bank (MNB), MNC's principal banking subsidiary, has 191 branch offices, operates one of the largest automated teller machine networks in Michigan and provides all services associated with a full-service commercial banking institution.

SUBSEQUENT EVENT
On February 4, 1995, the Corporation executed an Agreement and Plan of Merger by and among National Australia Bank Limited A.C.N. 004044937, a banking corporation organized under the laws of Australia (the "National"), MNC Acquisition Co., a Michigan corporation and wholly owned subsidiary of the National ("Acquisition"), and the Corporation (the "Merger Agreement"). The Merger Agreement provides that (i) Acquisition will be merged with and into the Corporation (the "Merger"), with the Corporation continuing as the surviving corporation; (ii) the Corporation will thereupon become a wholly owned subsidiary of the National; and (iii) each outstanding share of common stock, par value $10 per share, of the Corporation (the "Common Stock") (other than certain shares owned by the Corporation, the National, or their respective subsidiaries, which will be canceled) will be converted, upon the effectiveness of the Merger, into the right to receive $110 in cash, without interest. The transaction, which is expected to be completed in six to nine months, is subject to approval by the Corporation's shareholders and various regulatory approvals.

Further information about the Agreement and Plan of Merger is contained in the Corporation's Current Report on Form 8-K, dated February 4, 1995, and which is incorporated herein by reference.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

INDUSTRY SEGMENTS
MNC operates in two industry segments - financial services and residential mortgage banking. Please refer to Note X to the Consolidated Financial Statements for further information.

The primary businesses of the financial services segment are retail banking, commercial banking and investment banking. These businesses are operated by MNB. Independence One Bank of California (IOBOC) also operates retail and commercial banking businesses.

MNB also operates a residential mortgage banking business and offers residential mortgages to customers through MNB's branch network.


COMPETITION
Michigan is a highly competitive financial services market. Michigan laws allow reciprocal interstate banking with the states of Illinois, Indiana, Minnesota, Ohio and Wisconsin. Federal laws, beginning in 1995, will allow interstate bank acquisitions, further expanding the banking market and heightening competitive forces. MNB competes primarily with other Michigan banks for loans, deposits and trust accounts. Further competition comes from a variety of financial intermediaries including investment companies, savings and loan associations, consumer finance companies, mortgage companies, and credit unions. IOBOC does business in the highly competitive southern California market. Financial institutions compete for deposit accounts, loans and other business on the basis of interest rates, fees, convenience and quality of service.

MNC's non-bank subsidiaries (included in the financial services industry segment), which are involved in leasing, insurance and investment management, face direct competition from leasing companies, brokerage houses, large retailers and commercial finance and insurance companies.


SUPERVISION AND REGULATION
MNC is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Since it is a bank holding company, the services provided by the subsidiary banks and the operations of MNC are required to be closely related to the business of banking or related financial services.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES


ITEM 1. BUSINESS (CONTINUED)

MNC currently operates one national bank, which is a member of the Federal Reserve System, thereby supervised, regulated and subject to examination by the appropriate federal regulatory agencies. MNC also operates a federally-chartered stock savings bank which is regulated by the Office of Thrift Supervision.

In addition, MNC's bank subsidiary and savings bank subsidiary are members of the Federal Deposit Insurance Corporation. The electronic funds transfer services of these subsidiaries are governed by both state and federal laws.

During October 1994, the Central Office of the Comptroller of the Currency terminated the Memorandum of Understanding it entered into with MNB in August 1993.



PART I   ITEM 2.  PROPERTIES

MNC's corporate headquarters is located at 27777 Inkster Road, Farmington Hills, Michigan in a building owned by MNB. MNB occupies 191 branch offices throughout the State of Michigan, of which 96 are owned and 95 are leased. MNB also owns 6 non-branch buildings and leases 4 non-branch buildings. The initial lease terms of these properties range from one year through 20 years, while the majority have terms ranging from five through ten years. The expiration of most of the leases will occur in the period 1995 through 2010.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

PART II ITEM 5. SHAREHOLDER INFORMATION

The Corporation's common stock is traded on the NASDAQ over-the-counter market, and as of December 31, 1994, there were approximately 7,200 holders of record.

The following table shows the high and low closing market values by quarter for the last two years. The quotations represent actual transactions and do not reflect retail markups, markdowns or commissions.

                                                                                               Cash Dividends
                                                                       Closing Market                Declared
                                                                      High             Low         Per  Share
- --------------------------------------------------------------------------------------------------------------------------------
1994
First Quarter                                                           $65 1/4         $55              $.50
Second Quarter                                                           79              59 5/8           .50
Third Quarter                                                            79 1/4          72 1/4           .50
Fourth Quarter                                                           80 9/16         73 1/2           .50
- --------------------------------------------------------------------------------------------------------------------------------
1993
First Quarter                                                           $64 1/4         $50              $.50
Second Quarter                                                           61 5/8          52               .50
Third Quarter                                                            59 7/8          54 1/2           .50
Fourth Quarter                                                           62 3/4          57 1/2           (a)
- --------------------------------------------------------------------------------------------------------------------------------

(a) A fourth quarter 1993 dividend of $0.50 per share was declared January 19,
     1994, payable to shareholders of record as of February 1, 1994.    This
     did not represent a change in the Corporation's dividend policy, but rather a change only in the timing of the dividend declaration.

A dividend of $0.55 per share was declared January 18, 1995, payable to Shareholders of record as of February 1, 1995.

Headquarters                              Dividend Reinvestment Plan
Michigan National Corporation             Automatic reinvestment of dividends
27777 Inkster Road                        and voluntary cash purchases of
Farmington Hills, MI 48334                Michigan National Corporation
(810) 473-3000                            common stock are available without
                                          brokerage commissions or service
                                          fees.  Please direct requests for a
Michigan National                         Dividend Reinvestment Plan brochure
Corporation Stock                         and any inquiries related to the Plan
Michigan National Corporation             to:
common stock is traded in the             First Chicago Trust Company
over-the-counter market and                  of New York
quoted on the National                    Dividend Reinvestment Plan
Association of Securities                 P.O. Box 2598
Dealers Automated Quotations              Jersey City, New Jersey 07303-2598
(NASDAQ) National Market                  1-(800)-628-8585
System under the symbol
"MNCO."
                                          Voluntary Cash Purchase Payments
                                          First Chicago Trust Company
General Shareholder                          of New York
Correspondence                            Dividend Reinvestment Plan
(Inquiries related to disbursement        P.O. Box 13531
of dividends, replacement of lost         Newark, New Jersey 07188-0001
certificates, and address changes):       1-(800)-628-8585
First Chicago Trust Company
   of New York                            Additional Shareholder Information
P.O. Box 2500                             Please direct inquires to:
Jersey City, New Jersey 07303-2500        Michigan National Corporation
1-(800)-628-8585                          Investor Relations Department
                                          P.O. Box 9065
                                          Farmington Hills, MI  48333-9065
Stock Transfers                           (810) 473-3076
First Chicago Trust Company
   of New York
P.O. Box 2506
Jersey City, New Jersey 07303-2506
1-(800)-628-8585

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES





GLOSSARY

Definitions of terms used in the following Management's Discussion and Analysis and Consolidated Financial Statements and Notes to Consolidated Financial Statements include:

ASSISTANCE AGREEMENT
An agreement entered into on December 31, 1988, between Michigan National Corporation, the Federal Savings and Loan Insurance Corporation (FSLIC) and Independence One Bank of California, FSB (IOBOC), formerly Beverly Hills Federal Savings Bank, executed in connection with the acquisition of IOBOC, whereby FSLIC agreed to provide certain assistance to IOBOC.

Under the provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FDIC assumed the FSLIC's responsibilities in connection with the Assistance Agreement.

BASIS POINT
A unit of measure used in quantifying interest rates. One basis point is equal to 0.01%.

CORPORATION
Michigan National Corporation and subsidiaries.

COVERED ASSETS
All assets of IOBOC at the acquisition date except cash, marketable securities, premises and equipment and the Note Receivable-FDIC.

CAPITAL LOSS COVERAGE
Guarantee to IOBOC, provided under the terms of the Assistance Agreement, against losses incurred on the disposition or write-down of Covered Assets.

EQUITY CONTRACTS
Detachable Cancelable Mandatory Stock Purchase Contracts (Equity Contracts) issued with the Corporation's $55 million of 8% Redeemable Subordinated Debentures on November 10, 1988. Approximately 294 thousand Equity Contracts were repurchased by the Corporation in 1994. The remaining Equity Contract holders at December 31, 1994, are required to purchase $37.5 million of the Corporation's common stock on May 10, 1998, at a price of $56.375 per share, but have the option to purchase all or a portion of the shares covered by the contract prior to May 10, 1998 at the same price per share. Payment for these shares may be made in cash or by surrender of the Debentures. The Equity Contract owners are not shareholders and do not have any of the rights or privileges of common stock shareholders.

ESF
Excess Service Fees, an asset that represents the present value of the difference between estimated net servicing fee income retained when mortgage loans are sold and normal servicing fee income.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES





FCSI
First Collateral Services, Inc., a mortgage warehousing business acquired by IOBOC on April 13, 1992. Substantially all the assets and liabilities of FCSI were sold December 29, 1994.

FDIC
Federal Deposit Insurance Corporation

FHLBB COF
A cost of funds index determined and published by the Eleventh District of the Federal Home Loan Bank Board (Federal Home Loan Bank of San Francisco). The index is a composite of the weighted average cost of funds of all saving institutions in the district.

FIRST STATE
First State Bank and Trust. A banking subsidiary of Michigan National Corporation located in Port Lavaca, Texas, which was sold August 31, 1994.

FULLY TAXABLE EQUIVALENT (FTE) ADJUSTMENT
The basis on which tax-exempt interest income and expense is converted to its equivalent pre-tax interest income and expense, stated in fully- taxable amounts.

GUARANTEED YIELD
Guaranteed interest income on Covered Assets provided for under the terms of the Assistance Agreement. The Assistance Agreement guarantees that the Covered Asset portfolio will earn interest income at the FHLBB COF plus 250 Basis Points in 1989 and at the FHLBB COF plus 150 Basis Points from 1990 through 1992.

IMMEDIATELY REALIZABLE VALUE
An estimate of the pre-tax value realizable if an asset were to be sold immediately for cash on an "as is" basis for purposes of determining the 1992 Capital Loss Coverage settlement.

IOBOC
Independence One Bank of California, FSB, formerly Beverly Hills Federal Savings Bank.

IOMC
Independence One Mortgage Corporation.  A subsidiary of Michigan National Bank.

LOCKWOOD
Lockwood Banc Group, Inc., the holding company for Lockwood National Bank of Houston, Texas (Lockwood Bank). Lockwood was sold August 4, 1994.

MNB
Michigan National Bank, the principal banking subsidiary of Michigan National Corporation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES





NET INTEREST INCOME
Net Interest Income is the difference between total interest income and total interest expense. Increases or decreases in Net Interest Income are the result of changes in the volume and mix of assets and liabilities (including off-balance sheet instruments such as interest rate swaps and futures contracts) and their relative sensitivity to movements in determinant interest rates.

NET INTEREST MARGIN
Net Interest Income on a Fully Taxable Equivalent Basis expressed as a percentage of average earning assets.

NET INTEREST RATE SPREAD
The difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities on a Fully Taxable Equivalent Basis.

NON-PERFORMING LOANS
Non-accrual loans plus renegotiated loans.

NON-PERFORMING ASSETS
Non-performing Loans plus property from defaulted loans and other real estate owned, net.

NOTE RECEIVABLE-FDIC
A ten year note issued by the FSLIC to IOBOC in connection with the acquisition of IOBOC that earned interest at a floating rate of FHLBB COF plus a stated premium. The note was paid in full on September 30, 1994. The interest rates applicable to the note during its term are as follows:

  INTEREST PERIOD                       INTEREST  RATE
  ---------------                      -----------------

    1989 - 1990                    FHLBB COF + 200 Basis Points
    1991 - 1993                    FHLBB COF + 100 Basis Points
    1994                           FHLBB COF +  75 Basis Points

PEOPLES/COMMUNITY BANKS
Peoples National Bank, Pasadena, Texas; Peoples Bank, Houston, Texas; and Community National Bank, Friendswood, Texas acquired April 1, 1993, and merged into Lockwood Bank. Lockwood was sold August 4, 1994.

PMSR
Purchased Mortgage Servicing Rights, an intangible asset that represents the capitalized cost of purchasing the right to service loans originated by others.

SFAS
Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board. Each statement published is designated by a reference number.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES





TERMINATION AGREEMENT
An agreement entered into by Michigan National Corporation, IOBOC and the FDIC to terminate the Assistance Agreement as of the close of business September 30, 1994.

WATCH CREDITS
Performing loans where the borrower's operating results are showing signs of current or possible future financial difficulties. These performing loans are subjected to closer and more frequent risk assessment reviews and closer management of the credit relationship.

Michigan National Corporation and Subsidiaries - Form 10-K
Part II, Item 6
- --------------------------------------------------------------------------------
Table 1  Selected Financial Data
- --------------------------------------------------------------------------------

                                                                  1994       1993        1992       1991       1990       1989
- -------------------------------------------------------------------------------------------------------------------------------
Operating Results (in thousands)
   Net interest income                                        $390,313   $401,611    $401,111   $368,999   $355,750   $378,513
   Provision for possible credit losses                         41,000     40,000      70,670     86,500     73,082    128,481
   Non-interest income (1)                                     255,678    240,830     224,793    190,039    175,742    381,503
   Non-interest expense (2)                                    481,703    580,685     488,776    410,836    400,917    424,339
- -------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                  123,288     21,756      66,458     61,702     57,493    207,196
   Income tax (benefit) provision (6)                          (48,414)    (2,007)      6,652     11,612      9,479     28,257
- -------------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of accounting change        171,702     23,763      59,806     50,090     48,014    178,939
   Cumulative effect of accounting change                                               6,265                            8,325
- -------------------------------------------------------------------------------------------------------------------------------
   Net income                                                 $171,702    $23,763     $66,071    $50,090    $48,014   $187,264
==============================================================================================================================
Per Common Share
   Income before cumulative effect of accounting change         $11.03      $1.56       $3.96      $3.36      $3.21     $11.59
   Cumulative effect of accounting change                                                0.42                             0.54
- -------------------------------------------------------------------------------------------------------------------------------
   Net income per common share - primary                         11.03       1.56        4.38       3.36       3.21      12.13
- -------------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of accounting change         $10.94      $1.56       $3.96      $3.36      $3.21     $11.59
   Cumulative effect of accounting change                                                0.42                             0.54
- -------------------------------------------------------------------------------------------------------------------------------
   Net income per common share - fully diluted                   10.94       1.56        4.38       3.36       3.21      12.13
- -------------------------------------------------------------------------------------------------------------------------------
   Cash dividends declared                                        2.00       1.50 (3)    2.00       2.00       2.00       2.00
   Book value end-of-period                                      60.16      53.74       53.65      51.50      49.93      48.28
   Market value end-of-period                                    74.75      57.50       51.25      41.50      16.75      49.50
   Closing market value:  high                                   80.56      64.25       52.25      42.00      50.25      57.75
   Closing market value:  low                                    55.00      50.00       42.00      14.75      13.25      41.25
==============================================================================================================================

Table 1 - Selected Financial Data is continued on the next page. All footnotes are located on the next page.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

Table 1  Selected Financial Data  (continued)
- --------------------------------------------------------------------------------

                                                                  1994       1993        1992       1991       1990       1989
- -------------------------------------------------------------------------------------------------------------------------------
At Year End (in millions)
   Total assets                                                 $8,692    $10,173     $10,663    $10,650    $10,956    $11,480
   Earning assets                                                7,763      9,135       9,540      9,548      9,941     10,335
   Total loans and lease financing, net of unearned income       6,014      6,671       6,731      6,588      6,784      6,796
   Non-performing assets                                           143        255         304        328        304        125
   Deposits                                                      7,291      8,725       9,070      8,738      9,018      9,295
   Long-term debt                                                   70         77          83         92         99        120
   Shareholders' equity                                            795        816         806        760        736        735
===============================================================================================================================
Average Balances (in millions)
   Total assets                                                 $9,518    $10,292     $10,639    $10,580    $11,377    $11,053
   Earning assets                                                8,575      9,205       9,562      9,626     10,416     10,119
   Total loans and lease financing, net of unearned income       6,267      6,695       6,699      6,593      6,969      7,131
   Deposits                                                      7,978      8,738       8,857      8,657      9,079      9,122
   Long-term debt                                                   74         80          89         94        105        131
   Shareholders' equity                                            881        784         791        744        740        649
===============================================================================================================================
Financial Ratios
   Return on average shareholders' equity                        19.50%      3.03%       8.35%      6.74%      6.49%     28.87%
   Return on average total assets                                 1.80       0.23        0.62       0.47       0.42       1.69
   Average equity to average total assets                         9.25       7.62        7.43       7.03       6.51       5.87
   Allowance to year-end loans                                    2.73       2.86        2.61       2.35       2.02       1.84
   Non-performing Assets to year-end loans (net of unearned
     income) plus property from defaulted loans and
     other real estate owned, net                                 2.37       3.77        4.42       4.87       4.40       1.83
   Net interest spread                                            3.97       3.86        3.84       3.50       3.08       3.34
   Net interest margin                                            4.74       4.60        4.55       4.37       4.05       4.41
   Efficiency ratio (2)                                          72.72      87.38       74.02      67.24      67.04      51.23
   Equity to asset ratio (period-end)                             9.15       8.02        7.56       7.14       6.72       6.40
   Leverage ratio                                                 7.72       7.56        7.24       7.01       6.49       6.31
   Tier 1 risk-based capital ratio (4)                            8.88       9.57        9.69       9.39       8.75       8.55
   Total risk-based capital ratio (4)                            10.82      11.73       11.91      11.60      10.96      10.79
   Dividend payout ratio (5)                                     18.28      96.15 (3)   45.66      59.52      62.31      16.49
===============================================================================================================================
Other Statistics
   Number of common shareholders end-of-period                   7,200      8,100       8,800      9,500     10,200      8,900
   Number of full-time equivalent employees end-of-period        4,100      5,900       5,900      5,700      5,700      6,200
===============================================================================================================================

(1) 1994 includes $68.6 million in non-recurring gains and 1989 includes a $225 million pre-tax gain from the sale of the Corporation's credit card portfolio.
(2) 1994 includes a $37.6 million restructuring charge.
(3) A fourth quarter 1993 dividend of $0.50 per share was declared January 19, 1994, payable to shareholders of record as of February 1, 1994.
    This did not represent a change in the Corporation's dividend policy, but rather a change only in the timing of the dividend declaration.
(4) Federal Reserve Board risk-based capital guidelines were first effective March 15, 1989.
(5) Based on fully-diluted earnings per common share.
(6) 1994 includes non-recurring tax benefits of $41.7 million related to the Termination Agreement and $40.2 related to the acquisition of IOBOC.
N/A Not applicable.
Certain prior period amounts were reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL REVIEW

STRATEGIC RESTRUCTURING INITIATIVES
In early 1994, the Corporation launched a multi-faceted restructuring strategy aimed at improving profitability and enhancing shareholder value. Many of the restructuring initiatives were complete at December 31, 1994, and some remain to be executed. Following is a summary of the major initiatives undertaken.

A refocus on the Corporation's strong Michigan banking franchise resulted in the third quarter sales of its Texas subsidiaries - Lockwood and First State - for a net after-tax gain of $12.7 million and the sale of IOMC's entire $8.6 billion mortgage servicing portfolio and non-Michigan loan origination business to Norwest Mortgage, Inc. (Norwest) for a net after-tax gain of $27.0 million. These sales are discussed further in the Non-Interest Income section of Management's Discussion and Analysis and in Note B and Note C to the Consolidated Financial Statements.

In addition, on September 30, 1994, MNC, IOBOC, and the FDIC entered into an agreement to terminate the Assistance Agreement (Termination Agreement). Under the terms of the Termination Agreement, the Corporation recognized $9.7 million in tax-exempt non-recurring gains and tax benefits of $41.7 million. The Termination Agreement is discussed further in Note F to the Consolidated Financial Statements. As part of its refocus on Michigan, the Corporation is exiting the California market through the sale of IOBOC's assets. The fourth quarter sale of the California mortgage warehouse lending business resulted in a net after-tax loss of $0.2 million. In December 1994, the Corporation entered into an agreement to sell approximately $205 million of deposit liabilities and the retail branch operations of IOBOC. In addition, in January 1995, the Corporation signed a definitive agreement to sell substantially all of the assets (approximately $85 million) and liabilities (approximately $30 million) of the Corporate and Private Banking divisions of IOBOC to Southern California Bank of Anaheim, California. These two transactions are not expected to result in a significant gain or loss and are expected to close in the second quarter 1995.

As part of its strategic restructuring in June 1994, the Corporation initiated Project Streamline, a comprehensive program to re-engineer internal operating processes to strengthen the Corporation's financial performance. Once fully implemented, the project is expected to result in an $85 million annualized improvement in the Corporation's pre-tax income from an ongoing reduction in operating expenses and increases in non-interest income by the end of the fourth quarter 1995. The efficiency ratio is expected to improve to less than 55% by the end of the fourth quarter of 1995. A restructuring charge related to Project Streamline of $37.6 million ($24.4 million after-tax) was recorded in the fourth quarter of 1994 and is discussed further in the Non-Interest Expense section of Management's Discussion and Analysis.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




The divestitures discussed above produced significant increases in the Corporation's capital levels beyond that necessary for its Michigan-based, core banking business. The next step in the restructuring strategy was a repositioning of the balance sheet to improve return on equity. The Corporation repurchased, through a Dutch Auction completed on December 2, 1994, approximately 2.2 million shares, or 14%, of its outstanding common stock at a cost of $78 per share. In addition, the Corporation repurchased, through a separate self tender offer, approximately 294 thousand of the Equity Contracts at a cost equal to the difference between the exercise price of the Equity Contract of $56.375 and $78.

The Corporation reassessed the under-performing assets within its commercial loan portfolio during the fourth quarter, in light of changing underlying economic trends, its balance sheet restructuring and peer asset quality ratios. This reassessment resulted in the implementation of an accelerated disposition program for specific assets. A $25.0 million pre-tax ($16.2 million after-tax) charge was recorded to reflect this change in strategy. Selected commercial and commercial real estate related assets were written down to estimated sales value based on a plan of disposal during 1995, resulting in $36.8 million of loan charge-offs and $8.0 million in REO write-downs. The provision for possible credit losses was temporarily increased by $17 million to replenish the allowance for credit losses to an appropriate level based on current conditions.

1994 RESULTS OF OPERATIONS
Net income for the year 1994 was $171.7 million, or $10.94 per share on a fully diluted basis, which includes the non-recurring items discussed above and a $40.2 million one-time tax benefit in the second quarter (refer to the Income Taxes section of Management's Discussion and Analysis for further information on this transaction). Net income for the year 1993 was $23.8 million, or $1.56 per share.

The net interest margin expanded 14 basis points in 1994 compared to 1993, principally due to the impact of the rise in interest rates on a slightly asset-sensitive balance sheet. Due to lower asset balances attributable to the disposition of non-Michigan businesses, net interest income on a fully tax-equivalent basis declined $17.1 million. Both the core Michigan commercial and consumer lines of business posted strong asset growth during 1994. Commercial and industrial loan balances grew 13% from year-end 1993 (2% increase in average balance), and consumer installment loans increased by 41% during the same period (29% increase in average balance).

Excluding non-recurring gains, non-interest income was $187.1 million for 1994 compared to $215.3 million for 1993. The decline is principally due to a significant reduction in mortgage banking income and from the disposition of non-Michigan businesses. Core Michigan non-interest income grew 4% year over year.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




Non-interest expense, excluding non-recurring items, was $429.2 million for 1994 compared to $571.6 million in 1993. Contributing to this decline was a reduction in salaries and wages related to the implementation of Project Streamline, successful implementation of a $30 million cost reduction program announced earlier in 1994, and lower purchased mortgage servicing rights amortization and other expenses and from the disposition of IOMC's servicing business and non-Michigan businesses.

Partially due to charge-offs and write-downs resulting from accelerated disposition program discussed above, Non-performing Assets decreased by $112.2 million, or 44%, from last year, to $143 million. Non-performing Assets as a percent of loans plus REO declined from 3.77% to 2.37% during the year, and the Non-performing Loan-to-total loan ratio decreased from 2.36% to 1.81%. Net charge-offs for 1994 were 1.04% of average loans versus 0.38% in 1993. Excluding charge-offs taken in connection with the accelerated disposition strategy and bulk sales of non-performing commercial real estate assets earlier in 1994, annualized net charge-offs for 1994 were 0.30% of average loans. The Corporation's allowance for credit losses was $164.3 million at year-end, representing 2.73% of total loans and 151% of Non-performing Loans.

SUBSEQUENT EVENT
On February 4, 1995, the Corporation executed an Agreement and Plan of Merger by and among National Australia Bank Limited A.C.N. 004044937, a banking corporation organized under the laws of Australia (the "National"), MNC Acquisition Co., a Michigan corporation and wholly owned subsidiary of the National ("Acquisition"), and the Corporation (the "Merger Agreement"). The Merger Agreement provides that (i) Acquisition will be merged with and into the Corporation (the "Merger"), with the Corporation continuing as the surviving corporation; (ii) the Corporation will thereupon become a wholly owned subsidiary of the National; and (iii) each outstanding share of common stock, par value $10 per share, of the Corporation (the "Common Stock") (other than certain shares owned by the Corporation, the National, or their respective subsidiaries, which will be canceled) will be converted, upon the effectiveness of the Merger, into the right to receive $110 in cash, without interest. The transaction, which is expected to be completed in six to nine months, is subject to approval by the Corporation's shareholders and various regulatory approvals.

Further information about the Agreement and Plan of Merger is contained in the Corporation's Current Report on Form 8-K, dated February 4, 1995, and which is incorporated herein by reference.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RISK MANAGEMENT

OVERVIEW
Financial institutions are exposed to many forms of risks in the ordinary course of business. These risks provide income opportunity as well as the possibility of loss. The principal risks to which the Corporation is exposed are credit and market risks. Credit risk is the risk that a counter party may fail to meet its contractual obligation to the Corporation while market risk is the risk caused by changes in the market value of the Corporation's financial instruments as a result of fluctuation in price and interest rates.

Risk management is fundamental to the Corporation to ensure that business activities are performed in a safe and sound manner. The Asset and Liability Management Committee (ALCO), with the approval of the Board of Directors, formulates policies designed to monitor the risks and profitability of the Corporation. ALCO is composed of the Corporation's executive officers and certain members of senior management of the Corporation's business units. The Board of Directors has delegated to the Executive Credit Committee (ECC) the responsibility of establishing maximum exposure to individual brokers/dealers, other financial institutions, municipalities and countries. The ECC is also responsible for approving loans to municipalities, approving foreign exchange letters of credit, establishing exposure limits for new investments, and reviewing actual exposure levels. Members of the ECC include the Chairman and Chief Executive Officer as well as other senior officers of the Corporation.

The formation of the Risk Management Oversight Committee during the year further underscores the importance of risk management in the Corporation. This new committee, chaired by the Chief Financial Officer and composed of senior officers, is responsible for the strategic and operational coordination of various types of risk across the Corporation, thereby facilitating evaluation of the overall risk profile of the Corporation.

The control environment for the Corporation's risk management activities is supported and enhanced by qualified and trained professionals, appropriate reporting systems and adequate accounting policies and procedures. This control environment is subject to periodic examination by internal auditors and regulatory agencies.

Reference Note E and Note I to the Consolidated Financial Statements for further information on the Corporation's existing credit and market risk.

CREDIT RISK
The Corporation manages credit risk by limiting and monitoring the amount of contracts by customer and/or broker-dealer. These limits are established through an evaluation of the customer's and/or broker-dealer's credit worthiness on a case-by-case basis, and

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



collateral is required to support financial instruments when it is deemed necessary.

The Corporation's senior credit officer reports directly to the Chairman and Chief Executive Officer and is responsible for credit policies designed to reduce the credit risk of the Corporation. This structure provides for greater focus on general credit policies and their consistent application on a corporate-wide basis.

During the fourth quarter 1994, the Corporation changed from a committee-based credit approval system to a signature authority credit approval system. The signature authority system provides greater flexibility and significantly reduces credit approval cycle time. Management has put in place appropriate controls to oversee and review credit decisions, managed through the Credit Review Department.

A comprehensive risk rating system is employed for commercial and commercial real estate loans in excess of $10 thousand. The risk rating of a loan is based upon the borrower's financial condition, industry analyses and other factors.

If a loan is performing but the borrower's operating results are showing signs of current or possible future financial difficulties, the loan is classified as a Watch Credit. These performing loans are subjected to closer and more frequent risk assessment and closer management of the credit relationship. Improvement in the financial condition of certain borrowers was a significant factor contributing to the decline in Watch Credits during 1994.

If and when the current and/or projected financial condition of a borrower reaches a point where, in management's judgment, serious doubt of repayment of principal or interest exists, the loan is placed in a non-accrual status. Non-performing loans and property from defaulted loans are generally reassigned to departments that specialize in the management of such assets as well as the management and marketing of properties from defaulted loans with the objective of maximizing the Corporation's return, or minimizing any loss.

Provisions are made to the allowance for possible loan losses in amounts necessary to maintain the allowance at a level considered by management to be sufficient to provide for risk of loss inherent in the Corporation's loan portfolios.

Determining the adequacy of the allowance for possible losses involves a disciplined quarterly analysis. The analysis ensures that all relevant factors affecting loan collectability are consistently applied. The analysis of the allowance relies mainly on historical loss ratios, current general economic and industry trends, and the current and projected financial condition of certain individual borrowers. Specific allocations of the

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



allowance are assigned to individual loans where serious doubt of full principal repayment exists. General allocations of the allowance are assigned to the remaining portfolio primarily on the basis of historical loss factors. The historical loss factors are determined on the basis of past charge-off experience identified by portfolio type and, within each portfolio type, identified by risk rating. A migration analysis is utilized to support the calculation of the allowance and evaluate its overall adequacy. Management believes the allowance for possible loan loss at December 31, 1994, is adequate based on the risks identified in the various loan categories.

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

MARKET RISK
Market risk includes interest rate risk as well as price risk. ALCO, on an on-going basis, reviews the Corporation's market risk exposure resulting from off and on-balance sheet trading and asset/liability management activities.

The Chief Financial Officer is responsible for authorizing and implementing trading, underwriting and portfolio trading limits. The Corporation's guidelines for control of market risk resulting from trading activities include limits on government securities trading positions and net foreign exchange positions and limiting the maximum holding period for any trading account security to twelve months. ALCO monitors cumulative gains and losses of each trading account on an ongoing basis and establishes limits on total net trading losses. Management also monitors the unrealized gains and losses attributed to investment securities-available-for-sale on a periodic basis in order to mitigate the market risk involved in these transactions.

ASSET/LIABILITY MANAGEMENT
Asset/liability management involves managing the positions of interest rate sensitive assets, liabilities and off-balance sheet financial instruments used in the Corporation's investing, financing and interest rate management activities with the objective of maximizing Net Interest Income within the constraints of manageable levels of interest rate risk, while maintaining prudent levels of capital and liquidity. ALCO, with the approval of the Board of Directors, sets policies regarding the management of the interest rate risk of the Corporation.

Changes in customer demand for various forms of loans and deposits are frequent and unpredictable and the maturities or repricing of

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



these loans and deposits rarely match, subjecting the Corporation to interest rate risk. The majority of the commercial loan portfolio is concentrated in short-term prime-based loans which reprice faster than retail deposit liabilities. Retail deposits, which provide the majority of funding for loans, are intermediate to long term in maturity. This mismatch in the repricing of loans and deposits creates a highly asset sensitive core (non-discretionary) balance sheet.

The discretionary balance sheet (investment portfolio, discretionary funding, off-balance sheet portfolio and capital accounts) is structured to offset the underlying asset sensitivity of the core balance sheet. On-balance sheet tools utilized include the investment portfolio and discretionary funding sources. Typically investments are longer in maturity to offset the shorter maturity of the variable rate prime based loans. Discretionary funding sources (time deposits greater than $100,000, federal funds purchased, repurchase agreements, dollar repurchase agreements and other borrowings) are typically shorter in maturity to offset the longer maturity of the retail deposits.

Off-balance sheet hedges are also used to manage a significant portion of interest rate risk that is inherent in the Corporation's core businesses. The use of interest rate swap agreements enables the Corporation to offer customers the products they desire without subjecting the balance sheet to earnings risk when movements in interest rates occur. At December 31, 1994, the Corporation was hedging a portion of its prime-based, variable-rate commercial loans with approximately $1.7 billion of interest rate swap agreements. For further discussion of off-balance sheet financial instruments, see Note S to the Consolidated Financial Statements.

An interest rate sensitivity/gap analysis is presented in Table 4. The analysis summarizes the Corporation's gap between repricing or maturing assets and liabilities at December 31, 1994. However, assets and liabilities with similar contractual repricing characteristics may not reprice at the same time nor to the same degree. As a result, this static interest rate sensitivity gap analysis does not necessarily predict the impact that interest rate fluctuations have on Net Interest Income. The Corporation simulates the potential effects of fluctuating interest rates on Net Interest Income through the use of an income simulation model. The model facilitates the forecasting of Net Interest Income under a variety of interest rate scenarios and incorporates both the current gap position and the anticipated extent of the repricing of specific asset and liability categories. At December 31, 1994, the Corporation estimated that forecasted annual Net Interest Income would increase $.5 million for a 100 Basis Point increase in the prime interest rate. Conversely, forecasted annual Net Interest Income would decrease $2.2 million for a 100 Basis Point decrease in the prime rate.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



NET INTEREST INCOME

OVERVIEW
An analysis of the Corporation's average balance sheet and associated interest income, interest expense and average interest rates for each of the three years ended December 31, 1994, 1993 and 1992, is presented in Tables 2 and 3.

Net Interest Income decreased $11.3 million, or 2.81%, in 1994 compared to 1993 and was relatively flat in 1993 compared to 1992. The decrease in Net Interest Income in 1994 was due to a lower average balance in interest-earning assets during the year. The average balance of earning assets also decreased during 1993, but not to the extent of the 1994 decrease. These decreases are discussed below under Balance Sheet Composition.

Net Interest Margin increased 14 Basis Points in 1994 compared to 1993 and was relatively flat in 1993 compared to 1992. Contributing to the strong performance in Net Interest Margin in both years was effective asset/liability management and a wide spread between the prime interest rate and money market rates. (The spread has been wide since 1991.) During 1994, the average interest rate paid on interest-bearing liabilities decreased more than the yield received on earning assets due to changes in the mix of earning assets and interest-bearing liabilities. In 1993, the Net Interest Margin was enhanced by significant increases in non-interest-bearing demand deposits.

Partially offsetting these favorable conditions in 1994 and 1993 were decreases in tax-exempt interest income from high yield tax-exempt assets. Tax-exempt interest income decreased in both periods due primarily to lower average balances in the Note Receivable-FDIC and Covered Assets and lower FHLBB COF rates throughout both periods. Interest income from the Note Receivable-FDIC was tax-exempt and a portion of the Guaranteed Yield on Covered Assets was tax-exempt.

INTEREST RATE ENVIRONMENT
On balance, interest rates declined throughout 1992 and 1993 before increasing during 1994. In addition, the spread between the prime rate and money market rates during 1992 and 1993 was wider than historical spreads. The spread then narrowed in the first quarter 1994 before widening again throughout the remainder of 1994.

During 1992 and 1993, the favorable spread combined with the Corporation's interest rate swap hedge positions had the effect of lowering the Corporation's overall funding cost without a proportionate decrease in the earnings rate on its prime-based assets, thereby contributing to the strong Net Interest Rate Spread and Net Interest Margin for these periods.

The spread between the prime rate and money market borrowing rates began to narrow during the first quarter of 1994 as money market

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



rates increased, and widened again beginning in the second quarter as a result of increases in the prime interest rate. As discussed in the Risk Management section of Management's Discussion and Analysis, the Corporation utilizes interest rate swap agreements to hedge the interest rate risk associated with a portion of its prime-based, variable rate commercial loans. The hedges, which are designed to stabilize the yield on these loans in the event of movement of the prime interest rate, insulated the Net Interest Margin from most of the volatility associated with the prime/LIBOR increases during 1994.

Five prime lending rate increases since March 24, 1994, totalling 250 Basis Points pushed the prime rate to 8.50% at December 31, 1994. Increases in the prime lending rate have a positive effect on Net Interest Income because of the Corporation's overall asset sensitive position.

Contraction of the spread between prime and money market borrowing rates could have the effect of reducing Net Interest Margin from current levels. Refer to the Risk Management section of Management's Discussion and Analysis for a discussion of interest rate risk management.

BALANCE SHEET COMPOSITION

In 1994 the average balance of total interest-earning assets decreased $629.4 million, or 6.84%, from 1993, and the average balance of interest-bearing liabilities decreased $673.5 million, or 9.08%. In addition, the average balance of non-interest bearing demand deposits decreased $177.2 million in 1994.

Earning Assets
Contributing to the decrease in earning assets in 1994 were the sales of the Corporation's non-Michigan businesses, a reduction in the average balance of loans and lease financing and the payoff of the Note Receivable-FDIC. The Corporation sold its Texas subsidiaries, Lockwood and First State, and IOMC's non-Michigan loan origination business during the third quarter 1994 and its warehouse loan portfolio, operated as FCSI, in December 1994. Refer to Note C to the Consolidated Financial Statements for additional information on these transactions. The sales of Lockwood and First State resulted in a $189.4 million decrease in the average balance of earning assets, including $24.4 million in money market funds, $92.2 million in investments and $72.8 million in loans.

A lower volume of loans originated due to the sale of IOMC's non-Michigan loan origination business and, for the period preceding the sale, a slow-down in lending activity resulting from rising residential mortgage interest rates contributed to an approximate $452 million decrease in the average balance of residential mortgage loans during 1994. Rising residential mortgage interest rates also contributed to a $139.8 million decrease in FCSI's mortgage warehouse lending portfolio.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




The average balance of the Note Receivable-FDIC declined as a result of a $114 million principal payment in January, 1994, and the payoff of the balance on September 30, 1994, in connection with the Termination Agreement.

Partially offsetting the above decreases in earning assets was an increase in installment loans. The average balance of consumer installment loans in the Corporation's core Michigan business increased $159.0 million in 1994 primarily due to a higher volume of indirectly originated loans and successful marketing of directly originated Capital Reserve and Equimoney loan products. In addition, the average balance of commercial loans in the core Michigan business increased $65.9 million.

The Corporation used the liquidity provided by the decreases in earning assets to pay down higher cost funding sources and to purchase money market investments. Money market investments provide the Corporation a ready source of liquidity with which to fund future origination of loans, maturing deposit liabilities and other corporate purposes. Money market investments were utilized in December 1994 to fund the repurchase of the Corporation's common stock and Equity Contracts.


Interest-Bearing Liabilities
The Corporation's funding mix continued to shift throughout 1993 and 1994 as a result of the liquidity provided by the decrease in total earning assets, the interest rate environment and a decrease in deposits due to the sale of its Texas subsidiaries. As mentioned above, the Corporation used some of the liquidity provided by the decrease in interest-earning assets to reduce higher cost discretionary funding sources, primarily time deposits greater than $100,000. The average balances of lower cost savings and money market accounts grew as a percentage of total interest-bearing liabilities while higher cost time deposits greater than $100,000 decreased.

Customer preferences for shorter term and more liquid deposit products in the low interest rate environment that existed for most of the last two years have contributed to the shift in deposit mix. This interest rate environment has also induced some customers to seek higher returns elsewhere (including non-bank financial products), contributing to the decrease in time deposits less than $100,000. However, the interest rate increases that occurred in the later portion of 1994 may make the yields on bank certificates of deposit more appealing to customers and reverse the deposit shift, discussed above, during 1995.

The sales of Lockwood and First State resulted in a $154.6 million decrease in the average balance of interest-bearing liabilities in 1994 compared to 1993, including $32.9 million in savings deposits, $45.0 million in insured money market accounts and $74.8 million in time deposits.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




1993 VS. 1992
The average balance of interest-earning assets decreased $356.9 million, or 3.7%, from 1992 to 1993. Reductions in the average balances of Covered Assets, the Note Receivable-FDIC, investment securities and the short-term commercial real estate-construction loan portfolio were the principal contributors to the decrease.

The average balance of Covered Assets declined primarily as a result of sales and a formal valuation process conducted in connection with the 1992 Capital Loss Coverage settlement provision of the Assistance Agreement. Reference Note F to the Consolidated Financial Statements for further information on the Assistance Agreement. According to the terms of the Assistance Agreement, any remaining Covered Assets were required to be written down to their Immediately Realizable Value by December 31, 1992, and IOBOC reimbursed for the write-down amount. After payment of the Capital Loss Coverage settlement, the assets were no longer "covered" for purposes of Guaranteed Yield and Capital Loss Coverage. This process was completed during the first quarter of 1993. Approximately $77 million of previously Covered Assets, which the Corporation intends to hold, were transferred to the performing residential and commercial real estate-mortgage loan accounts late in 1992. Due to the discounted value of these loans, their average yield is substantially higher than the yield on Covered Assets. The remainder of the previously Covered Assets were sold at a modest gain.

The decline in the average balance of the Note Receivable-FDIC was due to two FDIC principal payments made since the beginning of 1992. The FDIC made principal payments of approximately $105 million and $162 million in January, 1992, and January, 1993, respectively.

Reimbursement of write-downs and proceeds from sales of Covered Assets, and Note Receivable-FDIC principal payments were used to pay down higher cost discretionary liabilities and to fund the April 13, 1992, acquisition of a mortgage warehouse lending business (operated as FCSI).

The average balance of total investment securities was also lower in 1993 principally as a result of sales of securities from the "available for sale" portfolio in December 1992 of approximately $125 million, and in 1993 of approximately $221 million. These securities were sold in order to mitigate the capital risk associated with lower-of-cost-or-market accounting requirements for securities classified as "available for sale". In addition, accelerated payments on amortizing mortgage-backed securities contributed to the lower average balance of total investment securities. Cash proceeds from the December 1992 security sales were used to pay down higher cost funding sources. Cash proceeds from the 1993 security sales along with payments on amortizing mortgage-backed securities were used to purchase new securities with original average maturities ranging from 2.5 to 6.5 years.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




The short-term commercial real estate-construction loan portfolio declined significantly since the beginning of 1991. This decrease was a result of a managed effort to reduce the Corporation's commercial real estate exposure.

Partially offsetting these decreases in earning assets was an increase in the average balance of residential mortgages due to higher volume of loan originations resulting from low residential mortgage interest rates and loan purchases; the addition of earning assets from acquisitions; and an increase in the average balance of consumer loans.

Peoples/Community Banks, acquired April 1, 1993, contributed loans with an average balance of approximately $58 million. The Corporation's April 13, 1992, acquisition of a mortgage warehouse lending business operating as FCSI contributed earning assets with an average balance of approximately $259 million, including $257 million of commercial loans for 1993. During 1992, the business contributed approximately $129 million of earning assets, including approximately $122 million of commercial loans. Refer to Note C to the Consolidated Financial Statement for further information regarding these acquisitions.

The average balance of the Corporation's consumer installment loan portfolio increased $56.1 million (excluding the installment loan portfolio of Peoples/Community Banks), or 9%, from $636.2 million for the year ended December 31, 1992, to $692.4 million for 1993. This increase was principally attributable to growth in consumer loans due to the low interest rate environment and successful marketing of the Capital Reserve line of credit product.

There was a significant decrease in the average balance of short-term borrowings during 1993 and 1992. Liquidity provided by increases in non-interest-bearing demand deposits along with reductions in certain earning assets discussed above reduced the Corporation's need for these discretionary borrowings.

EFFECT OF BALANCE SHEET COMPOSITION ON NET INTEREST MARGIN
The Net Interest Rate Spread and Net Interest Margin improved in 1994 compared to 1993. The decline in the average rate paid on interest- bearing liabilities resulting from the favorable change in funding mix was slightly larger than the decline in the average yield received on interest earning assets resulting from the change in asset mix.

The contribution to Net Interest Margin of non-interest bearing demand deposits related to the Corporation's off-balance sheet mortgage servicing portfolios decreased significantly during 1994. The decrease is due to the transfer to Norwest in October 1994 of approximately $180 million of mortgage escrow balances associated with the sale of IOMC's entire mortgage servicing rights portfolio and, prior to the sale, a significant decline in the volume of payoffs from the Corporation's off-balance sheet mortgage servicing portfolios which were temporarily held and invested

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



before being remitted to investors along with a reduction of mortgage escrow balances due to the sale of approximately $2.2 billion of mortgage servicing rights recognized in the fourth quarter 1993.

During 1994, Lockwood and First State combined had interest-earning assets with an average balance of $328.6 million, yielding 6.73%; interest- bearing liabilities with an average balance of $256.6 million, yielding 3.25%; and non-interest bearing demand deposits of $71.6 million.

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

The Corporation entered into an agreement to sell approximately $212 million of deposits of IOBOC. The sale is expected to close during the second quarter 1995. At December 31, 1994, these deposits had a weighted average rate of 4.23%. For additional information regarding this agreement, refer to Note C to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
TABLE 2 Summary Of Consolidated Net Interest Income (Fully Taxable Equivalent)

Year Ended December 31                         1994                          1993                            1992
- -----------------------------------------------------------------------------------------------------------------------------
                                    Average            Average     Average             Average     Average             Average
(in thousands)                      Balance  Interest    Rate      Balance   Interest    Rate      Balance   Interest    Rate
- ---------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and
  resale agreements                 $323,659  $12,966      4.01%    $442,703  $13,460      3.04%    $395,070  $13,912      3.52%
Interest-bearing deposits
  with banks                         229,371    8,754      3.82%     102,421    3,432      3.35%     106,499    4,913      4.61%
Money market funds                    13,119      484      3.69%       8,621      223      2.59%       6,392      222      3.47%
- ---------------------------------------------------------------------------------------------------------------------------------
  Total money market investments     566,149   22,204      3.92%     553,745   17,115      3.09%     507,961   19,047      3.75%

Investment securities
   available-for-sale
Investment securities-taxable        237,299   16,338      6.88%      22,891    2,615     11.42%       8,366      972     11.62%
Investment securities
  held-to-maturity
Investment securities-taxable      1,138,622   65,182      5.72%   1,288,588   87,079      6.76%   1,530,698  123,204      8.05%
Investment securities-tax-exempt      32,173    2,812      8.74%      40,154    3,432      8.55%      45,547    4,055      8.90%
Trading securities                    70,805    3,730      5.27%     139,565    6,710      4.81%     144,631    7,500      5.19%
- ---------------------------------------------------------------------------------------------------------------------------------
  Sub-total securities             1,478,899   88,062      5.95%   1,491,198   99,836      6.70%   1,729,242  135,731      7.85%
  Mark-to-market securities
     adjustment                        2,266
- ---------------------------------------------------------------------------------------------------------------------------------
  Total securities                 1,481,165   88,062              1,491,198   99,836              1,729,242  135,731

Loans and lease financing (1)      6,266,973  522,390      8.34%   6,694,778  557,706      8.33%   6,464,527  574,903      8.89%
Covered Assets and FDIC
  assistance                                                                                         234,744   19,702      8.39%
Note Receivable-FDIC                 260,958   18,086      6.93%     464,940   34,859      7.50%     625,117   56,836      9.09%
- ---------------------------------------------------------------------------------------------------------------------------------
  Total interest earning assets    8,575,245  650,742      7.59%   9,204,661  709,516      7.71%   9,561,591  806,219      8.43%

Allowance for possible credit
  losses                            (190,871)                       (186,153)                       (170,530)
Cash and due from banks              516,227                         529,836                         479,000
Other assets                         617,790                         743,230                         769,425
- ---------------------------------------------------------------------------------------------------------------------------------
  Total assets                    $9,518,391                     $10,291,574                     $10,639,486
=================================================================================================================================

Table 2 - Summary of Consolidated Net Interest Income is continued on the next page. All footnotes are located on the next page.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 2 Summary Of Consolidated Net Interest Income (Fully Taxable Equivalent)  (continued)
- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                         1994                            1993                            1992
- ---------------------------------------------------------------------------------------------------------------------------------
                                     Average            Average     Average             Average     Average             Average
(in thousands)                       Balance  Interest    Rate      Balance   Interest    Rate      Balance   Interest    Rate
- ---------------------------------------------------------------------------------------------------------------------------------
Liabilities
Money market accounts              $2,052,236  $58,056      2.83%  $2,116,458  $60,968      2.88%  $2,060,358  $72,299      3.51%
Savings deposits                    1,124,479   23,104      2.05%   1,105,627   30,044      2.72%     975,719   31,542      3.23%
Time deposits < $100,000            2,508,422  114,557      4.57%   2,869,212  141,066      4.92%   3,174,025  180,159      5.68%
Time deposits > $100,000              611,335   26,497      4.33%     787,894   32,113      4.08%   1,051,284   51,675      4.92%
- ---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits   6,296,472  222,214      3.53%   6,879,191  264,191      3.84%   7,261,386  335,675      4.62%

Federal funds purchased and
   repurchase agreements              280,616   11,841      4.22%     302,110    9,425      3.12%     288,316   10,202      3.54%
Dollar repurchase agreements                                           38,835    1,760      4.53%     311,909   12,714      4.08%
Other short-term borrowings            95,594    3,880      4.06%     119,988    3,994      3.33%     131,427    5,229      3.98%
Subordinated notes                     56,092    4,715      8.41%      58,472    4,875      8.34%      59,584    4,958      8.32%
Long-term debt                         14,037      995      7.09%      16,873    1,017      6.03%      23,997    1,329      5.54%
Capital lease obligations               3,816      407     10.67%       4,632      495     10.69%       5,508      593     10.77%
- ---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    liabilities                     6,746,627  244,052      3.62%   7,420,101  285,757      3.85%   8,082,127  370,700      4.59%

Demand deposits                     1,681,413                       1,858,639                       1,595,921
Other liabilities                     209,606                         228,752                         170,450
- ---------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                 8,637,646                       9,507,492                       9,848,498

Shareholders' equity                  880,745                         784,082                         790,988
- ---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity            $9,518,391                     $10,291,574                     $10,639,486
=================================================================================================================================
Net interest income (fully
    taxable equivalent basis)                 $406,690                        $423,759                        $435,519
Tax equivalent adjustment (2)                   16,377                          22,148                          34,408
- ---------------------------------------------------------------------------------------------------------------------------------
     Net interest income                      $390,313                        $401,611                        $401,111
=================================================================================================================================
     Net interest rate spread                               3.97%                           3.86%                           3.84%
=================================================================================================================================
     Net interest margin                                    4.74%                           4.60%                           4.55%
=================================================================================================================================

(1) The average balance of loans and lease financing is net of unearned income and includes Non-performing Loans.

(2) The tax equivalent adjustment is computed using a federal income tax rate of 35% in 1994, and 34% in 1993 and 1992, as adjusted for the loss of interest expense deductions associated with tax-exempt obligations acquired after August 7, 1986 in accordance with the Tax Reform Act of 1986.

Certain prior period amounts have been reclassified to conform to current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries


- ----------------------------------------------------------------------------------------------------------------------------------
Table 3  Consolidated Net Interest Income Volume/Rate Analysis (Fully Taxable Equivalent)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                           1994/1993                                  1993/1992
                                                     Change in Interest Due to:                 Change in Interest Due to:
- ----------------------------------------------------------------------------------------------------------------------------------
                                                 Average      Average          Net          Average      Average          Net
(in thousands)                                   Balance         Rate       Change          Balance         Rate       Change
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and
  resale agreements                              ($4,153)      $3,659        ($494)          $1,568      ($2,020)       ($452)
Interest-bearing deposits with banks               4,781          541        5,322             (182)      (1,299)      (1,481)
Money market funds                                   144          117          261               65          (64)           1
- ----------------------------------------------------------------------------------------------------------------------------------
  Total money market investments                     772        4,317        5,089            1,451       (3,383)      (1,932)

Investments securities available-for-sale
Investments securities-taxable                    15,161       (1,438)      13,723            1,659          (16)       1,643
Investments securities held-to-maturity
Investment securities-taxable                     (9,483)     (12,414)     (21,897)         (17,874)     (18,251)     (36,125)
Investment securities-tax-exempt                    (695)          75         (620)            (468)        (155)        (623)
Trading securities                                (3,571)         591       (2,980)            (256)        (534)        (790)
- ----------------------------------------------------------------------------------------------------------------------------------
  Sub-total securities                             1,412      (13,186)     (11,774)         (16,940)     (18,955)     (35,895)
  Mark-to-market securities adjustment
- ----------------------------------------------------------------------------------------------------------------------------------
  Total securities                                 1,412      (13,186)     (11,774)         (16,940)     (18,955)     (35,895)

Loans and lease financing                        (35,979)         663      (35,316)          19,940      (37,137)     (17,197)
Covered Assets and FDIC assistance                                                          (19,702)                  (19,702)
Note Receivable-FDIC                             (14,297)      (2,476)     (16,773)         (13,062)      (8,915)     (21,977)
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest earning assets                 ($48,092)    ($10,682)    ($58,774)        ($28,312)    ($68,391)    ($96,703)
==================================================================================================================================
Liabilities
Money market accounts                            ($1,853)     ($1,059)     ($2,912)          $1,927     ($13,258)    ($11,331)
Savings deposits                                     503       (7,443)      (6,940)           3,868       (5,366)      (1,498)
Time deposits < $100,000                         (16,931)      (9,578)     (26,509)         (16,209)     (22,884)     (39,093)
Time deposits > $100,000                          (7,563)       1,947       (5,616)         (11,633)      (7,929)     (19,562)
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                (25,844)     (16,133)     (41,977)         (22,047)     (49,437)     (71,484)

Federal funds purchased and
   repurchase agreements                            (711)       3,127        2,416              473       (1,250)        (777)
Dollar repurchase agreements                      (1,760)                   (1,760)         (12,247)       1,293      (10,954)
Other short-term borrowings                         (898)         784         (114)            (429)        (806)      (1,235)
Subordinated notes                                  (200)          40         (160)             (95)          12          (83)
Long-term debt                                      (186)         164          (22)            (422)         110         (312)
Capital lease obligations                            (87)          (1)         (88)             (94)          (4)         (98)
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities            ($29,686)    ($12,019)    ($41,705)        ($34,861)    ($50,082)    ($84,943)
==================================================================================================================================
Net interest income (fully taxable
    equivalent basis)                           ($18,406)      $1,337     ($17,069)          $6,549     ($18,309)    ($11,760)
Tax equivalent adjustment                                                  ($5,771)                                  ($12,260)
- ----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                  ($11,298)                                      $500
==================================================================================================================================
     Net interest rate spread                                                 0.11%                                      0.02%
==================================================================================================================================
     Net interest margin                                                      0.14%                                      0.05%
==================================================================================================================================

The rate/volume variance is allocated to the rate variance and the volume variance on the basis of the percentage relationship of each to the sum of the two.

Certain prior period amounts have been reclassified to conform to current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------
Table 4 Interest Rate Sensitivity/Gap Analysis
- ----------------------------------------------------------------------------------------------------------------------------
December 31, 1994 (in thousands)                                         Interest Rate Sensitivity Period
- ----------------------------------------------------------------------------------------------------------------------------
                                                                1-90        91-365         1-5         Over
                                                                Days         Days         Years       5 Years      Total
- ----------------------------------------------------------------------------------------------------------------------------
Assets
  Federal funds sold and resale agreements                      $350,350                                           $350,350
  Money market investments                                        13,433                                             13,433
  Mortgage-backed securities                                      28,329     $186,294     $317,762     $188,492     720,877
  Other investment securities                                    152,804      139,465      334,830       16,077     643,176
  Trading securities                                              10,720                                             10,720
  Loans                                                        4,144,310      178,110      715,465      975,882   6,013,767
  Other earning assets                                            10,200                                             10,200
  Non-earning assets                                                                                    929,446     929,446
- ----------------------------------------------------------------------------------------------------------------------------
    Total assets                                              $4,710,146     $503,869   $1,368,057   $2,109,897  $8,691,969
- ----------------------------------------------------------------------------------------------------------------------------
Funding Sources
  Money market accounts and savings                           $1,865,230                               $991,983  $2,857,213
  Time deposits < $100,000                                       540,525     $851,058     $939,373       40,531   2,371,487
  Time deposits > $100,000                                       387,835       85,765       38,709          598     512,907
  Federal funds purchased and repurchase agreements              195,585                                            195,585
  Other short-term borrowings                                    123,445                                            123,445
  Long-term borrowings                                            15,289        8,631       45,995                   69,915
  Non-interest-bearing sources                                                                        2,561,417   2,561,417
- ----------------------------------------------------------------------------------------------------------------------------
    Total funding sources                                     $3,127,909     $945,454   $1,024,077   $3,594,529  $8,691,969
- ----------------------------------------------------------------------------------------------------------------------------
Repricing/Maturity Gap Before Interest Rate Swaps
  Period                                                      $1,582,237    ($441,585)    $343,980  ($1,484,632)
  Cumulative                                                  $1,582,237   $1,140,652   $1,484,632
  Period Gap/Total Assets                                           18.2%        -5.1%         4.0%       -17.1%
- ----------------------------------------------------------------------------------------------------------------------------
Sensitivity Impact of Interest Rate Swaps
  Period                                                     ($1,716,898)     $76,394   $1,629,993      $10,511
  Cumulative                                                 ($1,716,898) ($1,640,504)    ($10,511)
  Interest Rate Swaps/Total Assets                                 -19.8%         0.9%        18.8%         0.1%
- ----------------------------------------------------------------------------------------------------------------------------
Repricing/Maturity Gap Adjusted For Interest Rate Swaps
  Period                                                       ($134,661)   ($365,191)  $1,973,973  ($1,474,121)
  Cumulative                                                   ($134,661)   ($499,852)  $1,474,121
  Period Gap/Total Assets                                           -1.5%        -4.2%        22.7%       -17.0%
- ----------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
Table 5 Loan Maturities and Interest Rate Sensitivity  (1)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Due            One
                                                                               Within        Through         After
December 31, 1994 (in thousands)                                             One Year     Five Years     Five Years          Total
- -----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                     $1,428,538     $1,319,614       $516,691     $3,264,843
Short-term real estate-construction                                            82,081         33,867         10,210        126,158
- -----------------------------------------------------------------------------------------------------------------------------------
                    Total                                                  $1,510,619     $1,353,481       $526,901     $3,391,001
===================================================================================================================================

                                                                                       Predetermined        Floating
                                                                                      Interest Rates  Interest Rates         Total
- -----------------------------------------------------------------------------------------------------------------------------------
Loans due after one year                                                                    $585,369     $1,295,013     $1,880,382
===================================================================================================================================

(1) Excluding commercial and residential real estate-mortgage, Non-performing Loans held for sale, installment and lease financing loans. Demand loans and overdrafts are classified as due within one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------
Table 6  Time Deposits of $100,000 or More,  Remaining Term to Maturity Distribution
- ------------------------------------------------------------------------------------------------------------------------
December 31, 1994 (in thousands)
- ------------------------------------------------------------------------------------------------------------------------
Three months or less                                                                                           $387,835
Over three through six months                                                                                    54,703
Over six through twelve months                                                                                   31,062
Over twelve months                                                                                               39,307
- ------------------------------------------------------------------------------------------------------------------------
                    Total                                                                                      $512,907
========================================================================================================================


MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



NON-INTEREST INCOME

Table 7 presents a comparative analysis of non-interest income for the years
ended December 31, 1994, 1993, and 1992.   Following is a discussion of the
major transactions included in the comparative analysis in Table 7.

1994 VS. 1993
Non-Recurring Income
During 1994, the Corporation launched a major strategic restructuring which included a refocus on its Michigan core banking franchise and the sale, therefore, of its non-Michigan businesses and IOMC's servicing business. These sales and other transactions resulted in non-recurring net gains of $68.6 million which included:

1. Gains of $19.6 million from the third quarter sale of the Corporation's Texas subsidiaries - Lockwood and First State.

2. A $42.3 million net gain from the third quarter sale of residential mortgage servicing rights to Norwest. The gain is net of the unamortized value of PMSR and ESF assets of $44.9 million and net of transaction costs and reserves of $28.8 million.

Effective July 31, 1994, IOMC sold its entire $8.6 billion portfolio of mortgage servicing rights to Norwest. This included both the rights to service off-balance sheet investor loans as well as the rights to service MNB and affiliate-owned loans formerly serviced by IOMC.

MNB will continue to originate residential mortgage loans in Michigan through its branch network. The loans will be originated in MNB's name and sold to other mortgage banking businesses under correspondent lending arrangements.

IOMC acted as interim servicer during the period between the effective date (July 31, 1994) and the transfer dates of the servicing rights to Norwest (September 30 - October 17, 1994). During this period, IOMC received an interim servicing fee of $6 per loan, per month, for each loan serviced plus normal ancillary loan servicing income.

Norwest also purchased, at book value, the leasehold improvements, furniture, fixtures and equipment of most of IOMC's non-Michigan branch locations and its national servicing center located in Southfield, Michigan. Norwest also assumed the lease obligations for these facilities.

Norwest will service MNB and affiliate-owned performing residential mortgage loans for a monthly servicing fee of one-twelfth of 37.5 Basis Points of the outstanding principal balance. Residential mortgage Non-performing Loans will be serviced by Norwest at a cost of $55 per loan per month.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




3. A $9.7 million gain recognized in connection with the Termination Agreement dated September 30, 1994. Under the terms of the Termination Agreement, the FDIC waived their right under the Assistance Agreement to receive at March 31, 1999, up to 20% of IOBOC's equity at December 31, 1998. The Corporation reversed $10.3 million in expense previously accrued in connection with this right. Certain interpretative disputes which arose under the Assistance Agreement were also resolved with the Termination Agreement. This resulted in a charge against other gains of $0.6 million. Refer to Note F to the Consolidated Financial Statements for further information regarding the Termination Agreement.

4. Partially offsetting these gains in the third quarter was a $4.5 million
pension and postretirement curtailment loss.    As a result of the IOMC,
Lockwood and First State sale transactions, the number of active participants in the Corporation's pension and postretirement benefit plans was significantly reduced, causing a plan curtailment as defined by SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pension. The plan curtailment resulted in a loss of $4.3 million for postretirement benefits and $0.2 million for pension benefits.

5. A $1.5 million net gain from a 1993 servicing sale. In the fourth quarter of 1994, the Corporation negotiated early termination of a three-year recourse provision included in a 1993 servicing sale agreement. In exchange for cash consideration of approximately $0.4 million plus IOMC's waiver of rights to a $0.3 million purchase price hold back the buyer agreed to release the Corporation from further liability under a three year recourse provision of the original sales agreement. Accordingly, the Corporation recognized a $2.2 million gain deferred in 1993 as a result of the recourse provision.

Excluding non-recurring gains discussed above, and 1993 securities gains, the Michigan business non-interest income for 1994 approximated $143.6 million, a $6.0 million increase over 1993.

1993 VS. 1992
Michigan Business
Excluding non-recurring securities gains, Michigan business non-interest income in 1993 increased $10.1 million compared to 1992, principally due to increased deposit account and merchant card processing fees.

IOMC
During 1993, IOMC realized a $10.1 million gain from the sale of approximately $300 million of prime plus residential mortgage loans and a net gain of $9.3 million from the sale of the mortgage servicing rights for approximately
$2.5 billion of loans. The gain of $9.3 million was net of approximately $15.2 million of the unamortized value of PMSR and ESF assets. Net gains in 1992 were $5.8 million from sales of the mortgage servicing rights for

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



approximately $579 million of loans.

Unprecedented refinancing activity resulted in accelerated prepayments (runoff) in IOMC's off-balance sheet servicing portfolios which required the acceleration of the amortization of ESF and a resulting increase in ESF amortization expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 7  Non-Interest Income
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31 (in thousands)                                              1994

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                      Michigan
                                                                     Businesess
                                                      Michigan     Non-Recurring                    Non Michigan    Consolidated
                                                   Businesses (1)      Income           IOMC       Businesses (2)       MNC
- ------------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                       $55,176                                          $2,807         $57,983
Merchant card processing fees                              19,773                                              39          19,812
Mortgage servicing fees                                                                   $26,507                          26,507
Amortization of ESF                                                                        (2,424)                         (2,424)
Loan service charges                                        7,932                           1,173           2,108          11,213
- ------------------------------------------------------------------------------------------------------------------------------------
     Service charges                                       82,881                          25,256           4,954         113,091
- ------------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                       18,195                                              62          18,257
Mortgage banking gains, net                                                                 9,375                           9,375
Investments securities available-for-sale
   losses, net                                                (31)                                                            (31)
Other gains, net                                                           24,757          43,819                          68,576
Other Income:
   Trading profits                                            639                                                             639
   Other                                                   41,958                           2,452           1,361          45,771
- ------------------------------------------------------------------------------------------------------------------------------------
    Total other income                                     42,597                           2,452           1,361          46,410
- ------------------------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                $143,642         $24,757         $80,902          $6,377        $255,678
====================================================================================================================================

(1) Includes inter-company eliminations.
(2) Non Michigan Businesses include IOBOC, First State Bank and Trust, Lockwood and BancA Corp. (Note C)

Certain prior period amounts have been reclassified to conform to current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 7  Non-Interest Income (continued)
- ------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31 (in thousands)                                                1993
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                      Michigan
                                                                     Businesess
                                                      Michigan     Non-Recurring                    Non Michigan    Consolidated
                                                   Businesses (1)      Income           IOMC       Businesses (2)       MNC
- ------------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                       $55,060                                          $4,483         $59,543
Merchant card processing fees                              17,280                                              25          17,305
Mortgage servicing fees                                                                   $62,947                          62,947
Amortization of ESF                                                                       (18,926)                        (18,926)
Loan service charges                                        8,072                             168           3,041          11,281
- ------------------------------------------------------------------------------------------------------------------------------------
     Service charges                                       80,412                          44,189           7,549         132,150
- ------------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                       19,434                                              88          19,522
Mortgage banking gains, net                                                                29,582                          29,582
Gains from sale of mortgage servicing rights                                                9,324                           9,324
Investments securities available-for-sale
   gains, net                                                               6,139                                           6,139
Other Income:
   Trading profits                                          2,368                                                           2,368
   Other                                                   35,415                           2,584           3,746          41,745
- ------------------------------------------------------------------------------------------------------------------------------------
    Total other income                                     37,783                           2,584           3,746          44,113
- ------------------------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                $137,629          $6,139         $85,679         $11,383        $240,830
====================================================================================================================================

(1) Includes inter-company eliminations.

(2) Non Michigan Businesses include IOBOC, First State Bank and Trust, Lockwood and BancA Corp. (Note C)

Certain prior period amounts have been reclassified to conform to current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 7  Non-Interest Income (continued)
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31 (in thousands)                                           1992
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      Michigan
                                                                     Businesess
                                                      Michigan     Non-Recurring                    Non Michigan    Consolidated
                                                   Businesses (1)      Income           IOMC       Businesses (2)       MNC
- ------------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                       $49,406                                          $3,196         $52,602
Merchant card processing fees                              15,171                                              16          15,187
Mortgage servicing fees                                                                   $66,336                          66,336
Amortization of ESF                                                                        (9,485)                         (9,485)
Loan service charges                                        6,802                             226           1,232           8,260
- ------------------------------------------------------------------------------------------------------------------------------------
     Service charges                                       71,379                          57,077           4,444         132,900
- ------------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                       17,759                                             118          17,877
Mortgage banking gains, net                                                                11,476                          11,476
Gains from sale of mortgage servicing rights                                                5,799                           5,799
Investment securities gains, net                                            1,303                                           1,303
Investments securities available-for-sale
   gains, net                                                               7,946                                           7,946
Other Income:
   Trading profits                                          7,707                                                           7,707
   Other                                                   30,647                           2,977           6,161          39,785
- ------------------------------------------------------------------------------------------------------------------------------------
    Total other income                                     38,354                           2,977           6,161          47,492
- ------------------------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                $127,492          $9,249         $77,329         $10,723        $224,793
- ------------------------------------------------------------------------------------------------------------------------------------

(1) Includes inter-company eliminations.
(2) Non Michigan Businesses include IOBOC, First State Bank and Trust, Lockwood and BancA Corp. (Note C)

Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




NON-INTEREST EXPENSE

Table 8 presents a comparative analysis of non-interest expense for the years
ended December 31, 1994, 1993, and 1992.   Following is a discussion of the
major transactions included in the comparative analysis in Table 8.

1994 VS. 1993
Non-Recurring Items
As part of its strategic restructuring, in June 1994 the Corporation initiated Project Streamline, a comprehensive program to re-engineer internal operating processes to achieve greater efficiency while at the same time reducing the Corporation's expense base. Once fully implemented, the project is expected to result in an annualized $85 million improvement in the Corporation's pre-tax income from an ongoing reduction in operating expenses and increases in non-interest income. The efficiency ratio is expected to improve to less than 55% by the end of the fourth quarter of 1995. All Project Streamline initiatives will be implemented within 12 months. These initiatives will improve the efficiency of the business and administrative work processes of all operations of the Corporation's principal bank subsidiary, MNB.

A restructuring charge related to Project Streamline of $37.6 million was recorded in the fourth quarter of 1994. Included in the restructuring charge were:

1. Severance costs of $10.5 million associated with the elimination of approximately 1,000 jobs. The reduction in workforce will take place throughout 1995. The severance costs include salary and benefits that will continue following termination and the cost of out-placement services that are provided by the Corporation. The positions that will be eliminated have been specifically identified. In addition, all team members corporate wide were notified of the severance benefits they will receive if they are to be terminated under Project Streamline.

2. Costs of $13.5 million associated with owned and leased facilities that will be vacated and furniture, equipment, and leasehold improvements that will be sold or abandoned as a result of business and process changes under Project Streamline. These costs include: the future lease payments of leased facilities that will be vacated; estimated loss from the sale of owned facilities that will be vacated; and estimated losses from the sale or abandonment of furniture, equipment and leasehold improvements that will no longer be utilized in the business operations of the Corporation. The facilities that will be vacated are primarily Michigan office facilities.

3. Pension and postretirement curtailment losses of $4.1 million. The elimination of approximately 1,000 jobs under Project Streamline results in a further significant reduction in

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



the number of active plan participants in the Corporation's pension and postretirement benefit plans and therefore causes the recognition of a curtailment loss as defined by SFAS No. 88 and SFAS No. 106.

4. Outside service fees of $9.5 million, all of which were paid by January, 1995.

In addition to the Restructuring Charge, non-recurring salary expense of $7.0 million was recognized for severance related to cost-cutting initiatives implemented earlier in 1994 and for a special performance incentive program that applies to 1994 and 1995. Included in other employee benefits was a one-time expense of $1.5 million recognized in connection with the January 1, 1994, adoption of SFAS No. 112, Employer's Accounting for Postemployment Benefits. Non-recurring outside consulting and advisory fees of $4.8 million were incurred in 1994 related to the Corporation's broad strategic restructuring initiatives. Non-recurring goodwill amortization expense of $1.0 million is attributable to a write-off of the remaining goodwill associated with the December 1986 acquisition of Morison International, Inc. The write-off was taken as a result of a significant decline in the size and earnings contribution of the acquired business. Other non-interest expense includes a $0.5 million loss associated with the writedown of the Corporation's investment in Bloomfield Hills Bancorp, Inc. (See Note A to the Consolidated Financial Statements).

Michigan Business
Excluding the non-recurring items discussed above, non-interest expense for the Corporations's Michigan businesses approximated $328.2 million in 1994, an $11.0 million decrease from comparable 1993 non-interest expense.

Salaries and wages were relatively flat compared to last year. The fourth quarter favorable effects of Project Streamline as well as cost cutting initiatives implemented earlier in 1994 were offset by performance bonus expense accrued in connection with the Corporation's normal bonus program. Other employee benefits increased $7.1 million principally due to an increase in pension expense accruals resulting from a change in the discount rate used to measure pension expense from 8.5% in 1993 to 7.0% in 1994. This change in discount rate also resulted in an increase in postretirement expense accruals which was offset by the effects of an April 1, 1994 plan amendment. Due to rising interest rates throughout 1994, effective December 31, 1994, the Corporation has returned to a discount rate of 8.5% which, along with the plan curtailments discussed above, will have the effect of reducing pension and postretirement expense accruals in 1995.

Defaulted loan expense in 1994 includes write-downs of $8.0 million recorded in connection with an accelerated disposition strategy for certain Non-performing Assets. (Refer to the Loans and Lease Financing section of Management's Discussion and

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Analysis for further discussion of this strategy).

IOMC
The third quarter sale of IOMC's $8.6 billion mortgage servicing portfolio contributed to the decline in mortgage banking related expenses such as uncollected interest on early payoffs, provision for foreclosure losses, and PMSR amortization. Prior to the sale, the slow down in loan refinancings resulting from increases in residential mortgage interest rates during 1994 and a smaller servicing portfolio were major contributors to the decline in these expenses.

1993 VS. 1992
Non-Recurring Items
During the second quarter 1993, the Corporation recognized a $4.6 million one-time write-down of the assets of the Corporation's Dallas, Texas software subsidiary, BancA Corporation, due to a longer than expected sales cycle for bank software products. Virtually all the assets of BancA Corporation were sold effective October 1, 1993. The sale transaction did not result in any further loss to the Corporation.

Other non-recurring items recognized in 1993 were $3.0 million of severance accruals related to 1993 work force reductions and $1.5 million in consulting fees related to a 1993 efficiency study.

Michigan Business
Excluding the non-recurring items discussed above, 1994 non-interest expense for the Corporation's Michigan businesses was $339.2 million, a $15.7 million increase from comparable non-interest expense in 1992.

Effective January 1, 1993, the Corporation's FDIC deposit insurance assessment increased from twenty-three Basis Points to twenty-six Basis Points contributing to the $2.5 million increase in FDIC insurance expense.

Other employee benefits for the year ended December 31, 1993, include retiree medical benefit expense of $6.9 million accrued in accordance with SFAS No. 106, which was adopted January 1, 1993. This compares to retiree medical claims expense of $1.3 million recognized in 1992 under cash basis accounting.

IOMC
The major contributor to higher expenses at IOMC in 1993 was an approximate 100% increase in PMSR amortization expense to $105.0 million for the year ended 1993 from $53.0 million during 1992. This increase was directly attributable to the accelerated prepayments in the purchased servicing portfolios resulting from the extraordinary volume of refinancing activity that continued through most of 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 8  Non-Interest Expense
- ----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31 (in thousands)                                               1994
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      Michigan
                                                                     Businesess
                                                      Michigan     Non-Recurring                    Non Michigan    Consolidated
                                                   Businesses (1)     Expense           IOMC       Businesses (2)       MNC
- ------------------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                       $136,551          $6,982         $18,311         $12,765        $174,609
Other employee benefits                                    42,499           1,500           5,894           3,063          52,956
Net occupancy                                              22,640             132           3,419           2,148          28,339
Equipment                                                  33,102                           3,014           1,626          37,742
Outside services                                           22,606           4,771           2,978           2,290          32,644
Defaulted loan expense, net:
  Writedowns and losses from sale                          11,035                           5,278             126          16,439
  Gains from sale                                         (12,273)                           (496)           (225)        (12,994)
  Other operating expenses, net                             6,116                           1,368             208           7,693
- ------------------------------------------------------------------------------------------------------------------------------------
   Total defaulted loan expense, net                        4,879                           6,150             109          11,138

Amortization of PMSR                                                                       10,447                          10,447
Restructuring charge                                                       37,595                                          37,595
Other Expenses:
  FDIC insurance                                           18,634                                           2,029          20,663
  Communications                                            6,340                           1,415             491           8,246
  Stationery and supplies                                   6,584                             848             515           7,947
  Advertising                                               5,041                             300             806           6,147
  Michigan single business tax                              7,754                             946                           8,700
  Postage                                                   3,688                             970             295           4,953
  Amortization of goodwill                                    475           1,045                             463           1,983
  Uncollected interest on early
    payoffs of loans serviced                                                               3,627                           3,627
  Provision for foreclosure costs
    on loans serviced                                                                       2,850                           2,850
  Other                                                    17,398             480           8,954           4,285          31,117
- ------------------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                    65,914           1,525          19,910           8,884          96,233
- ------------------------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                               $328,190         $52,505         $70,123         $30,885        $481,703
====================================================================================================================================
Net Overhead Ratio (3)                                       2.58%                          -2.14%           2.63%           2.64%
- ------------------------------------------------------------------------------------------------------------------------------------
Efficiency Ratio (4)                                        66.89%                          74.31%          58.69%          72.72%
====================================================================================================================================

(1) Includes inter-company eliminations.
(2) Non Michigan Businesses include IOBOC, First State Bank and Trust, Lockwood and BancA Corp. (Note C)
(3) Non-interest expense less non-interest income divided by average earnings assets.
(4) Non-interest expense divided by the sum of net interest income (Fully Taxable Equivalent) and non-interest income.

Certain prior period amounts have been reclassified to conform to current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------------------------------------------------------
Table 8  Non-Interest Expense (continued)
- --------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31 (in thousands)                                        1993
- --------------------------------------------------------------------------------------------------------------------------------
                                                                    Michigan
                                                                   Businesess
                                                      Michigan    Non-Recurring                 Non Michigan    Consolidated
                                                   Businesses (1)   Expense         IOMC       Businesses (2)       MNC
- --------------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                       $135,632      $3,000         $25,399         $18,267        $182,298
Other employee benefits                                    35,358                       8,806           4,040          51,204
Net occupancy                                              23,839                       3,341           2,761          29,941
Equipment                                                  35,437                       3,848           2,346          41,631
Outside services                                           26,622       1,500           3,855           3,741          34,218
Defaulted loan expense, net:
  Writedowns and losses from sale                          12,792                       1,418              65          14,275
  Gains from sale                                          (4,778)                       (667)            (60)         (5,505)
  Other operating expenses, net                             7,482                       1,937             314           9,733
- --------------------------------------------------------------------------------------------------------------------------------
   Total defaulted loan expense, net                       15,496                       2,688             319          18,503

Amortization of PMSR                                                                  104,998                         104,998
Restructuring charge
Other Expenses:
  FDIC insurance                                           19,267                                       2,531          21,798
  Communications                                            6,525                       2,233             619           9,377
  Stationery and supplies                                   7,457                       1,629             858           9,944
  Advertising                                               6,659                         362           1,133           8,154
  Michigan single business tax                              6,681                                                       6,681
  Postage                                                   3,986                       1,834             416           6,236
  Amortization of goodwill                                    497                                         640           1,137
  Uncollected interest on early
    payoffs of loans serviced                                                          11,965                          11,965
  Provision for foreclosure costs
    on loans serviced                                                                   4,275                           4,275
  Other                                                    15,753       4,600          12,958           9,614          38,325
- --------------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                    66,825       4,600          35,256          15,811         117,892
- --------------------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                               $339,209      $9,100        $188,191         $47,285        $580,685
================================================================================================================================
Net Overhead Ratio (3)                                       2.75%                      10.61%           4.00%           3.69%
- --------------------------------------------------------------------------------------------------------------------------------
Efficiency Ratio (4)                                        72.87%                     167.60%          58.60%          87.38%
================================================================================================================================

(1) Includes inter-company eliminations.
(2) Non Michigan Businesses include IOBOC, First State Bank and Trust, Lockwood and BancA Corp. (Note C)
(3) Non-interest expense less non-interest income divided by average earnings assets.
(4) Non-interest expense divided by the sum of net interest income (Fully Taxable Equivalent) and non-interest income.

Certain prior period amounts have been reclassified to conform to current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------
Table 8  Non-Interest Expense (continued)
- -----------------------------------------------------------------------------------------------------------------------
Year Ended December 31 (in thousands)                                       1992
- -----------------------------------------------------------------------------------------------------------------------

                                                      Michigan                      Non Michigan    Consolidated
                                                   Businesses (1)       IOMC       Businesses (2)       MNC
- -----------------------------------------------------------------------------------------------------------------------
Salaries and wages                                       $132,691         $19,973         $12,883        $165,547
Other employee benefits                                    34,601           7,267           3,002          44,870
Net occupancy                                              23,801           3,177           2,145          29,123
Equipment                                                  33,203           3,439           1,654          38,296
Outside services                                           24,160           3,596             951          28,707
Defaulted loan expense, net:
  Writedowns and losses from sale                          18,900             276             903          20,079
  Gains from sale                                          (8,255)           (179)           (999)         (9,433)
  Other operating expenses, net                            10,229           1,288              66          11,583
- -----------------------------------------------------------------------------------------------------------------------
   Total defaulted loan expense, net                       20,874           1,385             (30)         22,229

Amortization of PMSR                                                       53,000                          53,000
Restructuring charge
Other Expenses:
  FDIC insurance                                           16,723                           3,009          19,732
  Communications                                            6,738           2,358             504           9,600
  Stationery and supplies                                   6,790           1,702             598           9,090
  Advertising                                               3,140             293             688           4,121
  Michigan single business tax                              4,484             812                           5,296
  Postage                                                   3,803           1,779             317           5,899
  Amortization of goodwill                                    497                             376             873
  Uncollected interest on early
    payoffs of loans serviced                                               7,543                           7,543
  Provision for foreclosure costs
    on loans serviced                                                      12,653                          12,653
  Other                                                    11,971          13,833           6,393          32,197
- -----------------------------------------------------------------------------------------------------------------------
   Total other expenses                                    54,146          40,973          11,885         107,004
- -----------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                               $323,476        $132,810         $32,490        $488,776
=======================================================================================================================
Net Overhead Ratio (3)                                       2.73%           6.11%           1.46%           2.76%
- -----------------------------------------------------------------------------------------------------------------------
Efficiency Ratio (4)                                        69.86%         127.86%          38.60%          74.02%
=======================================================================================================================

(1) Includes inter-company eliminations.
(2) Non Michigan Businesses include IOBOC, First State Bank and Trust, Lockwood and BancA Corp. (Note C)
(3) Non-interest expense less non-interest income divided by average earnings assets.
(4) Non-interest expense divided by the sum of net interest income (Fully Taxable Equivalent) and non-interest income.

Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



INCOME TAXES

For the years ended December 31, 1994, 1993 and 1992, the Corporation determined income tax expense in accordance with SFAS No. 109, which was adopted effective January 1, 1992. A $6.3 million cumulative effect on prior years of adopting the new standard was recognized in 1992. Prior to January 1, 1992, the Corporation determined income tax expense under the provisions of SFAS No. 96. SFAS No. 109 superseded SFAS No. 96.

During the third quarter 1994, the Corporation reached a settlement with the FDIC to terminate the Assistance Agreement. Under the Assistance Agreement, the Corporation was obligated to share certain tax benefits it realized with the FDIC. To the extent such benefits were recognized in prior periods for financial statement purposes, the Corporation also recorded a liability for the FDIC's share of such benefits, reducing the benefit reflected in income tax expense for that period. The Termination Agreement relieved the Corporation from this obligation, and accordingly, the accrued liability was reversed.
This resulted in a reduction of 1994 income tax expense of approximately $41.7 million.

In the second quarter 1994, tax benefits associated with the IOBOC acquisition of $42.8 million were recognized, $40.2 million of which were reflected in earnings, and $2.6 million of which were added directly to shareholders' equity
- - surplus.   The ability of the Corporation to realize these benefits was challenged by the U.S. Treasury Department in a report issued in March 1991 to Congress. Congress addressed this matter in the Revenue Reconciliation Act of 1993, and denied recognition of certain tax benefits occurring after March 3, 1991. As a result of this Congressional action and discussions during the second quarter 1994 with the Federal government concerning the Corporation's tax returns, the Corporation recognized pre-March 3, 1991 tax benefits in its financial statements.

The Corporation's 1994 effective income tax rate, excluding the $41.7 million reduction in tax expense resulting from the termination settlement and the $40.2 million from tax benefits associated with the IOBOC acquisition, was 28.0%. The effective tax rates for 1993 and 1992 were (9.2)% and 10.0%, respectively. The increase in the effective income tax rate from (9.2%) for 1993 to 28.0% for 1994 is due to higher pre-tax earnings in 1994, lower amounts of tax-exempt interest income on the Note Receivable-FDIC and lower amounts of FDIC assistance. These factors had the effect of increasing the ratio of taxable income relative to total pre-tax financial income, resulting in a higher effective tax rate. The decrease in the effective tax rate from 1992 to 1993 was principally due to an increase in the percentage of tax-exempt income relative to total pre-tax income due primarily to losses at IOMC during 1993. In addition, the Omnibus Budget Reconciliation Act of 1993 increased the normal corporate statutory tax rate by 1 % to 35% for calendar year 1993. This rate change increased the

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



value of the Corporation's net deferred tax assets, which contributed to the reduction of the effective tax rate.

The statutory income tax rate was 35% in both 1994 and 1993, and 34% in 1992. The difference between the effective income tax rate (excluding the one-time benefits discussed above) and the statutory rate in each of the three years was principally due to tax-exempt income from the Note Receivable-FDIC and other FDIC assistance, as well as tax-exempt interest income from municipal obligations. Further information regarding the assistance received from the FDIC can be found in Note F to the Consolidated Financial Statements. A detailed reconciliation to the statutory income tax rate is presented in Note W to the Consolidated Financial Statements.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



LOANS AND LEASE FINANCING PORTFOLIO AND CREDIT RISK ANALYSIS

OVERVIEW
Credit quality continued to improve during 1994 as evidenced by reductions in the level of Watch Credits and Non-performing Assets. Watch Credits decreased to $247 million at December 31, 1994, from $387 million at December 31, 1993. Total Non-performing Assets declined to $143.0 million at December 31, 1994, from $255.2 million at year-end 1993. However, net charge-offs for the year ended 1994 increased $40.0 million to $65.4 million from $25.4 million for the year 1993. The increase was due primarily to charge-offs related to a change in strategy for managing certain Non-performing Assets and losses on bulk loan sales.

The Corporation's total loans and lease financing, net of unearned income, decreased $657 million in 1994 due to the sales of non-Michigan businesses (refer to the Financial Review section of Management's Discussion and Analysis for a discussion of these sale transactions).

A discussion of the loan portfolio composition and loan quality follows. Refer to the Risk Management section of Management's Discussion and Analysis for information on management of credit risk.

LOAN PORTFOLIO COMPOSITION
Table 9 provides a five year presentation of the Corporation's loan portfolio. A breakdown of the Corporation's outstanding commercial loans secured by real estate and other commercial loans by industry and geographic concentrations at December 31, 1994 are presented in Table 9a. Table 9b presents the Corporation's outstanding short-term commercial real estate construction loans and commercial real estate-mortgage loans by collateral type and geographic concentration at December 31, 1994.

Contributing to the decrease in total loans outstanding were the sales of the Corporation's non-Michigan businesses. The Corporation sold its Texas subsidiaries, Lockwood and First State, IOMC's non-Michigan loan origination business and FCSI's warehouse loan portfolio in 1994. Lockwood and First State combined had total loans and lease financing of $231.5 million at December 31, 1993, and FCSI's warehouse loan portfolio, which was included in commercial loans, was $278.4 million at December 31, 1993. The residential real estate-mortgage loan portfolio decreased due to the sale of IOMC's non-Michigan loan origination business in the third quarter 1994.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



These decreases were partially offset by other commercial loan and consumer installment loan growth in the Corporation's core Michigan business. Commercial loans increased $353.0 million, or 13%, to $3,129.3 million at December 31, 1994, from $2,776.3 million at year-end 1993. Consumer installment loans increased $280.8 million, or 41%, to $972.8 million at December 31, 1994, from $692.0 million at year-end 1993, principally due to a higher volume of indirectly originated loans and successful marketing of directly originated Capital Reserve and Equimoney loan products.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------
Table 9 Loans and Lease Financing Portfolio
December 31 (in thousands)                                         1994        1993        1992        1991        1990
- ------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural secured
    by real estate (Table 9a)                                  $867,468    $971,917    $977,616  $1,036,815     N/A
Other commercial, financial & agricultural (Table 9a)         2,397,375   2,373,707   2,378,753   2,118,710     N/A
- ------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                    3,264,843   3,345,624   3,356,369   3,155,525  $3,197,514

Commercial real estate-mortgage (Table 9b)                    1,105,007   1,238,177   1,168,669   1,260,416   1,333,155
Non-performing loans held for sale (1)                           56,256
Residential real estate-mortgage
    Mortgages held for sale                                      10,106     583,056     670,800     494,866     231,648
    Mortgages held for investment                               332,517     465,904     578,909     283,874     298,397
- ------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                    1,503,886   2,287,137   2,418,378   2,039,156   1,863,200

Short-term commercial real estate-construction (Table 9b)       126,158     159,594     222,819     335,730     521,544
Installment                                                   1,008,191     780,532     648,099     649,102     617,387
Lease financing                                                 130,713     116,998      82,728      22,391      31,848
- ------------------------------------------------------------------------------------------------------------------------
           Total                                              6,033,791   6,689,885   6,728,393   6,201,904   6,231,493
Unearned income                                                 (20,024)    (18,619)    (15,869)     (3,834)     (5,872)
- ------------------------------------------------------------------------------------------------------------------------
           Total                                              6,013,767   6,671,266   6,712,524   6,198,070   6,225,621
Covered assets and FDIC assistance                                                       18,524     389,698     558,335
- ------------------------------------------------------------------------------------------------------------------------
           Total                                             $6,013,767  $6,671,266  $6,731,048  $6,587,768  $6,783,956
========================================================================================================================

========================================================================================================================
Watch Credits (in millions) (2)                                    $247        $387        $539        $616        $412
========================================================================================================================

(1) Represents loans identified for disposition in 1995. These loans are carried at the lower of cost or estimated market value.
(2) Loans classified as Watch Credits are included in the above loan balance. N/A: Not Available

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -------------------------------------------------------------------------------------------------------------------------------
Table 9a.  Commercial, Financial and Agricultural Loans Outstanding at December 31, 1994 (in thousands)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                Other                                  Other
Industry (1)                                    Michigan      Midwest    Northeast        South       States        Total
- -------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial and Agricultural Loans
       Secured by Real Estate:
  Service                                       $228,828      $12,567       $9,627       $9,497         $834     $261,353
  Finance, insurance and real estate             220,831       14,369        3,100        4,147           40      242,487
  Retail Trade                                    96,486          844       38,506        2,739                   138,575
  Manufacturing                                   65,915          951                     1,734        1,184       69,784
  Automotive                                      63,729        1,409                                              65,138
  Wholesale Trade                                 36,674           50                                              36,724
  Transportation/utilities                        15,885          313                                  1,683       17,881
  Other                                           21,102                                              14,424       35,526
- -------------------------------------------------------------------------------------------------------------------------------
             Total                               749,450       30,503       51,233       18,117       18,165      867,468
- -------------------------------------------------------------------------------------------------------------------------------
Other Commercial, Financial and
      Agricultural Loans:
  Service                                        432,525       15,137       25,214        8,689        6,925      488,490
  Finance, insurance and real estate             263,367          427          345       17,780       67,807      349,726
  Manufacturing                                  262,720       24,385        7,879        6,853        5,611      307,448
  Wholesale Trade                                275,530       11,195                                  6,312      293,037
  Automotive                                     276,688        6,621                     2,775                   286,084
  Transportation/utilities                       271,602          373          574          800                   273,349
  Retail Trade                                   218,096        7,999        3,408        8,741        8,870      247,114
  Other                                          117,047           25                     3,490       31,565      152,127
- -------------------------------------------------------------------------------------------------------------------------------
             Total                             2,117,575       66,162       37,420       49,128      127,090    2,397,375
- -------------------------------------------------------------------------------------------------------------------------------
Total Commercial, Financial and
     Agricultural Loans Outstanding           $2,867,025      $96,665      $88,653      $67,245     $145,255   $3,264,843
===============================================================================================================================
Percentage of geographic location to Total         87.82%        2.96%        2.71%        2.06%        4.45%      100.00%
===============================================================================================================================

(1)The industry categories are internally developed definitions based on the primary markets in which the borrower operates.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------
Table 9b. Short-Term Commercial Real Estate - Construction and Commercial Real Estate - Mortgage Loans Outstanding
at December 31, 1994. (in thousands)
- ------------------------------------------------------------------------------------------------------------------------------
                                                                        Other                               Other
Collateral Type                                          Michigan     Midwest   Northeast       South      States       Total
- ------------------------------------------------------------------------------------------------------------------------------
Short-term Commercial Real Estate-Construction:
   Land development/acquisition                           $24,689        $100                 $10,806                 $35,595
   Retail                                                  15,110                                                      15,110
   Residential > 4 family                                   5,030                               4,287                   9,317
   Office                                                   1,707                                                       1,707
   Other                                                   59,638                               2,062      $2,729      64,429
- ------------------------------------------------------------------------------------------------------------------------------
       Total                                              106,174         100                  17,155       2,729     126,158
- ------------------------------------------------------------------------------------------------------------------------------
Commercial Real Estate-Mortgage:
   Retail                                                 235,091       1,103                  24,054         721     260,969
   Office                                                 207,072       3,434                   5,342       1,111     216,959
   Residential > 4 family                                 157,559       1,205                   3,000      28,460     190,224
   Mobile home parks                                       87,962      12,330        $527      13,505       8,340     122,664
   Hotels                                                  60,812         119      17,252       3,800      33,073     115,056
   Industrial                                             100,926       4,658                   1,544       4,238     111,366
   Warehouse                                               24,250       4,133                                 538      28,921
   Other                                                   27,894         754                   3,064      27,136      58,848
- ------------------------------------------------------------------------------------------------------------------------------
       Total                                              901,566      27,736      17,779      54,309     103,617   1,105,007
- ------------------------------------------------------------------------------------------------------------------------------
Total Commercial
   Real Estate Loans Outstanding                       $1,007,740     $27,836     $17,779     $71,464    $106,346  $1,231,165
==============================================================================================================================
Percentage of geographic location to Total                  81.85%       2.26%       1.44%       5.81%       8.64%     100.00%
==============================================================================================================================


MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



NON-PERFORMING ASSETS
Non-performing Assets continued to decrease in 1994 to $143 million from a high of $348 million at March 30, 1991. The improvement was due to successful management and marketing of Non-performing Assets, the favorable effect the improved economy had on certain individual borrowers, planned reductions in the higher risk commercial real-estate portfolios over the past few years and a planned accelerated disposition strategy for certain Non-performing Assets which is discussed below. The high level of Non-performing Assets in the past few years was due to the then weak economy's effect on individual borrowers and the deterioration in real estate values which were caused by an excess supply of commercial real estate properties in several market areas.

The Corporation reassessed the under-performing assets within its commercial loan portfolio during the fourth quarter, in light of changing underlying economic trends, its balance sheet restructuring and peer asset quality ratios. This reassessment resulted in the implementation of an accelerated disposition program for specific assets. Selected assets were written down to estimated sales value based on a plan of disposal during 1995. This resulted in $36.8 million of loan charge-offs on $101.8 million of Non-performing Loans classified as held for sale. One of these loans, with a net carrying value of $8.7 million, was sold December 30, 1994. In addition, $8.0 million in write-downs on $11.4 million of property from defaulted loans were recorded in connection with this accelerated disposition program. The charge-offs contributed to the improvement in the ratio of Non-performing Loans to total loans from 2.36% in 1993 to 1.81% in 1994. The provision for possible credit losses was increased by $17 million for the fourth quarter 1994 to replenish the allowance for credit losses to an appropriate level based on current conditions.

Loans are generally placed in non-accrual status when 90 days or more past due, or sooner when there is serious doubt as to the collectability of future interest or principal. While in non-accrual, cash payments received (both principal and interest) are generally applied as a reduction of the principal balance.

Property from defaulted loans includes both foreclosed and in-substance foreclosed properties, which are recorded at the lower of the investment in the related loan or the fair market value of the foreclosed property less estimated costs to sell the asset. Cash payments received on in-substance foreclosed properties are recorded based on the source of the payment. Payments from the operation of the property are recorded as defaulted loan income; payments from other sources (i.e. sale of property) are recorded as reductions of the principal balance.

At December 31, 1994, the Corporation had $1.7 million of unfunded commitments associated with its Non-performing Assets which it may fund under certain circumstances.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



The following table presents the estimated interest income on Non-performing Assets held at December 31 that would have been recognized in each year during the period that such assets were in a non-performing status.

PROFORMA INTEREST INCOME

YEAR ENDED DECEMBER 31             1994     1993     1992
                                   ----     ----     ----
                                     (in millions)
  Non-performing Loans             $ 9.8    $ 9.7    $14.6
  Real estate owned                  2.2      4.5      7.2
  In-substance foreclosures          1.1      3.4      3.4
                                   -----    -----    -----

  Total proforma interest          $13.1    $17.6    $25.2
                                   -----    -----    -----


Actual cash interest received during 1994, 1993 and 1992 on Non-performing Assets held at December 31 of each year, while such assets were in an accruing status, was $4.6 million, $14.7 million and $19.9, respectively.

Table 10 provides a five year presentation of the Corporation's Non-performing Assets and Table 10a presents the 1994 activity in commercial and commercial real estate Non-performing Assets. Table 10b presents a break down of commercial loans secured by real estate and other commercial Non-performing Assets by industry and geographic concentrations at December 31, 1994. A breakdown of the short-term commercial real estate-construction and commercial real estate-mortgage Non-performing Assets by collateral type and by geographic concentration at December 31, 1994, is presented in Table 10c.

In 1995, the Corporation will continue to focus its efforts on reducing Non-performing Assets through an accelerated disposition program for certain Non-performing Assets discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------------
Table 10  Non-performing Assets
- ------------------------------------------------------------------------------------------------------------------------------------
December 31 (in thousands)                                                 1994         1993         1992         1991         1990
- ------------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans
 Commercial, financial and agricultural secured
    by real estate                                                       $5,635      $36,872      $41,782      $37,305      N/A
 Other commercial, financial and agricultural                            21,976       32,243       24,843       54,601      N/A
- ------------------------------------------------------------------------------------------------------------------------------------
          Subtotal                                                       27,611       69,115       66,625       91,906      $62,000

 Commercial real estate-mortgage                                         10,220        8,886       14,606       45,484       47,817
 Non-performing loans held for sale                                      56,256
 Residential real estate-mortgages                                        2,330       22,271       11,713        9,393        4,805
- ------------------------------------------------------------------------------------------------------------------------------------
          Subtotal                                                       68,806       31,157       26,319       54,877       52,622

 Short-term commercial real estate-construction                           9,696       55,189       56,337       34,540       51,259
 Installment                                                              1,618        1,002        2,520        2,632        2,138
 Lease Financing                                                            935                        84            3          190
- ------------------------------------------------------------------------------------------------------------------------------------
          Total Non-accrual Loans                                       108,666      156,463      151,885      183,958      168,209

Renegotiated Loans
 Commercial, financial and agricultural secured by real estate                            47                       328      N/A
 Other commercial, financial and agricultural                                                         145                   N/A
- ------------------------------------------------------------------------------------------------------------------------------------
          Subtotal                                                                        47          145          328        1,403

 Commercial real estate-mortgage                                                         338                       488
 Short-term commercial real estate-construction                             283          313
- ------------------------------------------------------------------------------------------------------------------------------------
          Total Renegotiated Loans                                          283          698          145          816        1,403
- ------------------------------------------------------------------------------------------------------------------------------------
          Total Non-performing Loans                                    108,949      157,161      152,030      184,774      169,612
- ------------------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans and other real estate owned, net           34,090       98,066      152,207      143,079      134,552
- ------------------------------------------------------------------------------------------------------------------------------------
          Total Non-performing Assets                                  $143,039     $255,227     $304,237     $327,853     $304,164
====================================================================================================================================
Non-performing Loans to loans, net of unearned income                      1.81%        2.36%        2.26%        2.80%        2.50%
====================================================================================================================================
Allowance for possible credit losses to Non-performing Loans             150.84%      121.53%      115.42%       83.69%       80.89%
====================================================================================================================================
Non-performing Assets to total loans (net of unearned
     income) plus property from defaulted loans and
     other real estate owned, net                                          2.37%        3.77%        4.42%        4.87%        4.40%
====================================================================================================================================

In 1993, certain prior period amounts were restated for a change in reporting classification to exclude loans that are 90 days or more past due and still accruing and include real estate of discontinued operations. Loans 90 days or more past due and still accruing at December 31, 1994, 1993, 1992, 1991, and 1990 amounted to $22,466, $118,363, $2,087, $2,049, and $4,445 respectively.
At December 31, 1994, 78.7% of loans 90 days or more past due and still accruing were insured by the FHA.

N/A: Not Available

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------
Table 10a. Changes in Commercial and Commercial Real Estate Non-Performing Assets
- ------------------------------------------------------------------------------------------------------------------------
                                                               Short-Term
                                             Commercial        Commercial      Commercial
                                             Real Estate-      Real Estate-    Loans Secured        Other        Total
(in thousands)                               Mortgage          Construction    By Real Estate    Commercial
- ------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
   December 31, 1993                          $22,417          $106,586         $55,917           $39,542      $224,462
  Activity during 1994:
    Additions                                   7,566             4,615          19,070            40,633        71,884
    Pay-downs                                  (3,593)           (2,426)        (14,755)          (16,592)      (37,366)
    Disposition of assets                      (5,431)          (33,991)         (7,182)           (2,075)      (48,679)
    Charge-offs                                (1,783)          (10,283)        (19,875)          (24,173)      (56,114)
    Write-downs                                  (400)             (875)         (7,280)             (268)       (8,823)
    Return to accrual (1)                      (2,440)             (618)         (1,531)           (2,895)       (7,484)
    Non-performing loans held for sale                          (33,497)        (14,134)           (5,315)      (52,946)
    Other(2)                                      609            (2,605)         (1,012)           (1,344)       (4,352)
- ------------------------------------------------------------------------------------------------------------------------
   Net activity during 1994                    (5,472)          (79,680)        (46,699)          (12,029)     (143,880)
- ------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
   December 31, 1994                          $16,945           $26,906          $9,218           $27,513       $80,582
========================================================================================================================
Percentage of Non-performing Asset category
to Total                                        21.03%            33.39%          11.44%            34.14%          100%
========================================================================================================================

(1)Loans are returned to performing status after a reasonable period of sustained performance and the borrower's financial condition has improved to a point where doubt as to repayment of principal and interest no longer exists.
(2)Represents net activity for assets with a carrying value generally less than $250 thousand.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------
Table 10b. Commercial, Financial and Agricultural Non-performing Assets at December 31, 1994 (in thousands)
- -----------------------------------------------------------------------------------------------------------------------------
                                                                   Other                                  Other
Industry  (1)                                      Michigan      Midwest    Northeast        South       States        Total
- -----------------------------------------------------------------------------------------------------------------------------
Commercial, Financial and Agricultural
  Secured by Real Estate:
  Services                                           $3,389         $439         $157                                 $3,985
  Finance, investment, real estate                      927          257                                               1,184
  Retail trade                                          526                       626                                  1,152
  Transportation and public utilities                   377                                                              377
  Automotive                                            300                                                              300
  Manufacturing                                         232                                                              232
  Other                                               1,988                                                            1,988
- -----------------------------------------------------------------------------------------------------------------------------
                              Total                   7,739          696          783                                  9,218
- -----------------------------------------------------------------------------------------------------------------------------
Other Commercial, Financial and Agricultural:
  Services                                            7,689                                                            7,689
  Retail trade                                        5,224                       228         $153                     5,605
  Finance, investment, real estate                    3,666            7                     1,921                     5,594
  Transportation and public utilities                 1,300                       574                                  1,874
  Wholesale trade                                     1,424                                                            1,424
  Manufacturing                                         649                                                              649
  Automotive                                            193                                                              193
  Other                                               2,864                                    700         $921        4,485
- -----------------------------------------------------------------------------------------------------------------------------
                              Total                  23,009            7          802        2,774          921       27,513
- -----------------------------------------------------------------------------------------------------------------------------
Total Commercial, Financial
  and Agricultural
  Non-performing Assets                             $30,748         $703       $1,585       $2,774         $921      $36,731
=============================================================================================================================
Percentage of geographic location to Total            83.71%        1.91%        4.32%        7.55%        2.51%         100%
=============================================================================================================================

(1) The industry categories are internally developed definitions based on the primary markets in which the borrower operates.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------
Table 10c. Short-Term Commercial Real Estate-Construction and Commercial Real
Estate-Mortgage Non-Performing Assets at December 31, 1994. (in thousands)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                      Other                               Other
Collateral Type                                        Michigan     Midwest   Northeast       South      States       Total
- ----------------------------------------------------------------------------------------------------------------------------
Short-term Commercial Real Estate-Construction:
   Hotels                                                                                   $12,319                 $12,319
   Land development/acquisition                          $2,759        $100      $1,700       7,286                  11,845
   Office                                                 1,696                                                       1,696
   Residential > 4 family                                                                     1,046                   1,046
- ----------------------------------------------------------------------------------------------------------------------------
     Total                                                4,455         100       1,700      20,651                  26,906
- ----------------------------------------------------------------------------------------------------------------------------
Commercial Real Estate-Mortgage:
  Hotels                                                    216                   5,806                               6,022
  Office                                                  3,356                                                       3,356
  Retail                                                  1,517                                 937                   2,454
  Residential > 4 family                                    684       1,205                                           1,889
  Industrial                                              1,198                                                       1,198
  Other                                                     528                     564                    $934       2,026
- ----------------------------------------------------------------------------------------------------------------------------
     Total                                                7,499       1,205       6,370         937         934      16,945
- ----------------------------------------------------------------------------------------------------------------------------
Total Commercial Real Estate
     Non-performing Assets                              $11,954      $1,305      $8,070     $21,588        $934     $43,851
============================================================================================================================
Percentage of geographic location to Total                27.26%       2.98%      18.40%      49.23%       2.13%        100%
============================================================================================================================


MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



ALLOWANCE FOR POSSIBLE CREDIT LOSSES
The methodology employed by the Corporation to determine the adequacy of the allowance for possible credit losses is discussed in the Risk Management section of Management's Discussion and Analysis. Table 11 presents a five year summary of charge-off, recovery and provision activity within the allowance. The decline in the provision in recent years and the improvement in the ratio of allowance for possible credit losses to year-end loans and in the ratio of allowance for possible credit losses to Non-performing Loans is primarily attributable to declines in the levels of Non-performing Assets. Charge-offs related to the accelerated disposition program, discussed earlier in this section under the heading Non-Performing Assets, and bulk sales of Non-performing Loans also contributed to the improvement in the ratio of allowance for possible credit losses to Non-performing loans in 1994. During 1994, the Corporation sold Non-performing Loans totalling $22.2 million. The sales resulted in a loss of $9.7 million which was charged to the allowance for possible credit losses.

Table 12 presents a five year summary of the allocation of the allowance among the various loan categories.


NEW ACCOUNTING STANDARD
The Financial Accounting Standards Board has issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Corporation will adopt this statement effective January 1, 1995, and does not expect that implementation will have a material effect on results of operations. Refer to the New Accounting Standards section of Note A to the Consolidated Financial Statements for further information on this new accounting standard.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
Table 11 Analysis of the Allowance for Possible Credit Losses
- -----------------------------------------------------------------------------------------------------------------------------------
December 31 (in thousands)                                                1994         1993         1992         1991         1990
- -----------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                     $190,992     $175,471     $154,638     $137,200     $124,744
 Charge-offs
  Commercial, financial and agricultural secured
    by real estate                                                      11,522        4,832        5,767        7,962          N/A
  Other commercial, financial and agricultural                          14,224       11,498       22,192       10,645          N/A
- -----------------------------------------------------------------------------------------------------------------------------------
              Subtotal                                                  25,746       16,330       27,959       18,607       34,486

  Commercial real estate-mortgage                                        1,283        4,318       11,734       14,253          N/A
  Non-performing loans held for sale                                    36,809
  Residential real estate-mortgage held for investment                   1,528        1,281           61           59          N/A
- -----------------------------------------------------------------------------------------------------------------------------------
              Subtotal                                                  39,620        5,599       11,795       14,312        2,102

  Short-term commercial real estate-construction                                      4,000       12,360       33,603       24,812
  Installment                                                            7,886        8,012        8,558        9,538        5,047
  Lease financing                                                           20           66          537        4,064          398
- -----------------------------------------------------------------------------------------------------------------------------------
              Total Charge-offs                                         73,272       34,007       61,209       80,124       66,845
 Recoveries
  Commercial, financial and agricultural secured
    by real estate                                                         571          917          770           59          N/A
  Other commercial, financial and agricultural                           2,851        3,986        4,811        6,514          N/A
- -----------------------------------------------------------------------------------------------------------------------------------
              Subtotal                                                   3,422        4,903        5,581        6,573        3,787

  Commercial real estate-mortgage                                          735        1,495          829          164           24
  Residential real estate-mortgage held for investment                      83
- -----------------------------------------------------------------------------------------------------------------------------------
              Subtotal                                                     818        1,495          829          164           24

  Short-term commercial real estate-construction                         1,479          398           29        1,533
  Installment                                                            2,198        1,848        1,933        1,692        1,626
  Lease financing                                                            2            6                         1           67
- -----------------------------------------------------------------------------------------------------------------------------------
              Total Recoveries                                           7,919        8,650        8,372        9,963        5,504
  Net charge-offs                                                       65,353       25,357       52,837       70,161       61,341
  Additions
    Provisions charged to operating expense                             41,000       40,000       70,670       86,500       73,082
    Allowance of subsidiaries purchased                                                 878                     1,099          715
    Allowance of cash discount received
       from Covered Asset settlement                                                               3,000
  Less
    Allowance of subsidiaries sold                                       2,295
- -----------------------------------------------------------------------------------------------------------------------------------
    Ending balance                                                    $164,344     $190,992     $175,471     $154,638     $137,200
===================================================================================================================================
Allowance for possible credit losses
to year-end loans (net of unearned income)                                2.73%        2.86%        2.61%        2.35%        2.02%
===================================================================================================================================
Net charge-offs to average loans                                          1.04%        0.38%        0.79%        1.06%        0.88%
===================================================================================================================================
Net charge-offs to average loans (excluding Covered Assets)               1.04%        0.38%        0.82%        1.14%        0.96%
===================================================================================================================================

N/A: Not Available

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
Table 12 Allocation of the Allowance for Possible Credit Losses(1)
- -----------------------------------------------------------------------------------------------------------------------------------
December 31 (in thousands)                     1994              1993             1992             1991             1990
- -----------------------------------------------------------------------------------------------------------------------------------
                                                          % of             % of             % of             % of             % of
                                                       Related          Related          Related          Related          Related
                                                      Loans to          Loans to         Loans to         Loans to         Loans to
                                               Dollar    Total   Dollar   Total   Dollar   Total   Dollar   Total   Dollar   Total
                                               Amount    Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
- -----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural        $38,572       54  $35,344      50  $44,966      50  $30,432      51  $26,480      51
Commercial real estate-mortgage                 9,985       18   17,654      18   20,551      17   22,180      20    9,600      21
Non-performing loans held for sale                           1
Residential real estate-mortgage:
    Mortgages held for sale                                                   9               10                8                4
    Mortgages held for investment               2,616        6   11,556       7    4,679       9    1,729       5                5
- -----------------------------------------------------------------------------------------------------------------------------------
     Subtotal                                  12,601       25   29,210      34   25,230      36   23,909      33    9,600      30

Short-term commercial real estate-
  contruction                                   5,053        2   17,823       2   20,056       3   27,477       5   15,389       8
Installment                                     7,402       17   10,494      12    9,258      10   16,331      10    3,872      10
Lease financing                                   912        2       72       2      900       1       97       1    4,783       1
Unallocated                                    99,804            98,049           75,061           56,392           77,076
- -----------------------------------------------------------------------------------------------------------------------------------
                         Total               $164,344      100 $190,992     100 $175,471     100 $154,638     100 $137,200     100
===================================================================================================================================

(1)This table represents an estimated allocation of the allowance and is provided only as an indication of the relative risk assessment of the loan portfolio. The allowance for loan losses is a general allowance available to cover losses in any category of the loan portfolio.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



CROSS BORDER OUTSTANDINGS

At December 31, 1994, there were no cross-border outstandings which exceeded 0.75% of total assets. The Corporation's cross- border outstandings in excess of 0.75% of total assets were $76 million in interest-bearing investments outstanding with banks in the United Kingdom at December 31, 1993, and $118 million in deposits and interest-bearing investments outstanding with banks in Japan at December 31, 1992.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



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

The Corporation's liquidity management activities seek to provide flexibility in the balance sheet in order to effect advantageous pricing decisions, maximize leverage, meet balance sheet liquidity ratio targets, and assist in managing interest rate sensitivity. Liquidity analysis, performed on an on-going basis, includes the evaluation and measurement of liquid assets, assessment of funding sources and determination of the asset/liability repricing and maturity characteristics.

Asset liquidity is gauged in terms of its marketability. The Corporation's highly liquid assets consist of cash and due from banks, fed funds sold, securities purchased under resale agreement, interest-bearing deposits with banks, investment securities available-for-sale, and trading accounts. The Corporation's liquid assets as a percent of total assets increased from 11.73% at December 31, 1993 to 13.15% at December 31, 1994.

The Corporation recognizes that core deposits are critical to its effective funding ability. Core deposits (deposits less than $100,000) represented 90% of total deposits at December 31, 1994 and 1993.

The stock buy-back program initiated by the Corporation in November 1994 prompted Moody's and S & P to review the Corporation's credit ratings. The Corporation's credit ratings were reaffirmed by these agencies; however, the current credit ratings preclude it from purchasing national market funds at advantageous rates. Emphasis on core deposit growth as well as controlled dependence on discretionary and credit-sensitive liabilities have minimized the effects of the current credit ratings. The following chart presents the Moody's and S&P credit ratings at December 31, 1994, of the parent company and its principal bank subsidiary.

                          MICHIGAN NATIONAL                           MICHIGAN NATIONAL
                             CORPORATION                                    BANK
                        MOODY'S           S&P                     MOODY'S                  S&P
Short-term               N/R              A-3                      P-2                       A-2
Long-term
Senior                   Implied Baa-2    N/R                       A-3                      BBB
Long-term
Subordinated             Baa-3            BB +                      N/A                      N/A

N/R = NOT RATED
N/A = NOT APPLICABLE

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



The following discussion of the Corporation's liquidity position should be read in conjunction with the Consolidated Statement of Cash Flows.

The Corporation's cash and cash equivalents were $880.0 million at December 31, 1994, compared to $1,001 million at December 31, 1993, and $1,014 million at December 31, 1992. Cash used by financing activities exceeded the cash provided by operating activities and investing activities. The decrease in cash and cash equivalents was primarily due to the strategic restructuring initiatives undertaken in 1994. A refocus on the Corporation's Michigan banking business resulted in the sale of: the Texas banking franchise; certain assets of its mortgage banking business; the assets of FCSI; and the termination of the Assistance Agreement with the FDIC. Cash proceeds from these transactions were primarily applied to the purchase of approximately 2.2 million shares of the Corporation's common stock and 294 thousand shares of the Equity Contracts, the pay down of higher cost funding sources and the purchase of liquid assets.

Net cash provided by operating activities was $760.5 million at December 31, 1994 compared to $267.6 million and $95.7 million at December 31, 1993 and December 31, 1992, respectively. The principal contributors to net cash provided by operating activities in December 1994 were the decrease in IOMC's residential mortgages held for sale and increased earnings for the year.

Cash provided by investing activities totaled $218.1 million, $428.9 million and $130.5 million for the year ended December 31, 1994, 1993 and 1992, respectively. The $218.1 million of net cash provided by investing activities resulted primarily from: the termination of the Assistance Agreement with the FDIC, $462.5 million; proceeds from the sale of certain assets, $362.0 million; a decrease in interest-bearing deposits with banks, $111.2 million; partially offset by a net increase in investment securities, $303.3 million; and a net increase in loans and lease financing, $361.0 million.

Net cash used by financing activities for the year ended December 31, 1994, was $1.1 billion, compared to $709.5 million and $23.4 million for 1993 and 1992, respectively. The major contributor to this use of funds in 1994 was a $927.2 million decrease in deposits along with the Corporation's acquisition of its common stock and Equity Contracts which amounted to $176.5 million.

PARENT COMPANY AND SUBSIDIARY LIQUIDITY
The parent company manages its liquidity position to provide the cash necessary to service debt, pay dividends, and satisfy other operating requirements. Its primary sources of funds are dividends and fees from subsidiaries, borrowings and, from time to time proceeds from equity issuances. The parent company has sufficient cash resources to cover fixed charges and cash dividend payments.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



The common stock cash dividend coverage ratio during December 31, 1994, was 364.29% compared with 63.7% during December 31, 1993.

Current banking laws and regulations place limitations on the ability of national banks to pay cash dividends in order to prevent capital impairment. The subsidiary bank and subsidiary savings and loan are in compliance with the regulatory dividend limitation guidelines as of December 31, 1994. Dividends paid to the parent company in 1994 totaled $115.5 million. At December 31, 1994, the subsidiaries had retained earnings of approximately $14.2 million available to pay dividends to the parent company without regulatory approval.

The subsidiary bank and the subsidiary savings and loan manage liquidity to meet the needs of borrowers and to honor deposit withdrawals. Subsidiary liquidity is derived from deposit growth, short-term borrowings, short-term investments, and the sale and maturity of investment securities. Reference Table 13 for a presentation of the Corporation's funding structure.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -------------------------------------------------------------------------------------------------------------------------
Table 13 Sources of Funds
- -------------------------------------------------------------------------------------------------------------------------
Michigan National Corporation
December 31   (in thousands)                    1994                        1993                         1992
- -------------------------------------------------------------------------------------------------------------------------
                                                  % of Total                  % of Total                   % of Total
                                      Balance     Asset Funding   Balance     Asset Funding    Balance     Asset Funding
- -------------------------------------------------------------------------------------------------------------------------
Core deposits                        $6,595,427           76%    $7,872,824           76%     $7,769,684           72%
Discretionary deposits (1)              695,677            8%       852,255            8%      1,300,287           12%
Short-term borrowings                   319,030            4%       293,293            3%        528,094            5%
Long-term debt                           69,915            1%        77,122            1%         82,651            1%
Equity                                  795,017            9%       815,590            8%        805,775            8%
Other liabilities                       216,903            2%       261,724            4%        176,833            2%
=========================================================================================================================
Parent Company:
(in millions)
   Subsidiaries' retained
   earnings available for
   dividends (2)                            $14                         $65                          $46
=========================================================================================================================

(1) Discretionary deposits consist of time deposits > $100,000 plus all brokered deposits.
(2) Retained earnings available for dividends is calculated based on current year net income plus two years prior income less certain adjustments.

Certain prior period amounts have been reclassified to conform to current period presentation.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



CAPITAL
The capital position of the Corporation is an important factor in developing corporate strategies and achieving established goals. Management reviews the various capital measures weekly and takes appropriate action to ensure that they are within established internal and regulatory guidelines. The Corporation's capital position exceeds guidelines established by the industry regulators.

SHAREHOLDER'S EQUITY
At December 31, 1994 total shareholder's equity was $795.0 million, compared with $815.6 million at year-end 1993. The decrease in equity from year-end 1993 was primarily due to the Corporation's acquisition of approximately 2.2 million shares of its common stock and Equity Contracts under which approximately 294 thousand shares of common stock were issuable at an exercise price of $56.375 per share. The cost of this repurchase was $78 per share, or $176.5 million. These decreases were offset in part by a net increase in retained earnings of $141.2 million.

On January 18, 1995 the Corporation increased the regular quarterly cash dividend on its common stock by 10% from 50 cents ($.50) to 55 cents ($.55) per share, payable February 15, 1995, to shareholders of record as of February 1, 1995. Reference Note P to the Consolidated Financial Statements for further information on capital.

RISK-BASED CAPITAL
The Corporation's bank holding companies and national bank are required to comply with capital guidelines mandated by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency (OCC). The purpose of these guidelines is to ensure capital adequacy which is critical to the safety and soundness of an institution. Capital adequacy is measured in terms of two ratios which are the risk-based capital ratio and the leverage ratio. Risk-based capital requirements assess the credit risk of a financial institution's balance sheet assets and off-balance sheet commitments relative to its capital structure. Under the guidelines, one of four risk weights is applied to each category of balance sheet assets and off-balance sheet items, such as loan commitments, primarily based on the relative credit risk of the counter party. Capital instruments are divided into two tiers which are: core capital (Tier 1) and supplemental capital (Tier 2). The risk-based capital ratio is obtained by dividing the capital base (Tier 1 and Tier 2) by the total risk-weighted assets. The capital guidelines establish a minimum total (Tier 1 plus Tier 2) ratio of 8%, 4% of which must be comprised of Tier 1 capital. Refer to Table 14 for the composition of Tier 1 and Tier 2 capital.

The leverage ratio, which is used in tandem with the risk-based capital ratio, consists of Tier 1 capital divided by average total assets (excluding intangible assets that were deducted to arrive at Tier 1 capital). The guidelines establish a minimum

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



leverage ratio of 3%.

The capital level of a financial institution is further classified under one of five capital categories as mandated by the FDIC Improvement Act of 1992. The highest capital category is "Well Capitalized."

The Corporation's December 31, 1994 capital category designation is Well Capitalized. Its excess capital under this capital category as of December 31, 1994, amounted to $370.4 million, $214.0 million and $412.0 million for Tier 1, total risk-based and leverage capital levels, respectively. The Corporation's bank and thrift subsidiaries are individually in compliance with all required capital adequacy ratios and are classified as Well Capitalized at December 31, 1994. The Corporation's capital position at December 31, 1994, 1993, and 1992, is further illustrated in Table 14.

On January 12, 1995 the FRB and other federal agencies issued an amendment to the Risk-Based Capital guidelines regarding "Concentration of Credit Risk and Risks of Nontraditional Activities." Accordingly, these regulatory agencies, in their assessment of the institution's overall capital adequacy, may require higher minimum capital ratios for an individual bank which, in their opinion, has significant exposure due to the risks from concentration of credit and certain risks arising from nontraditional activities. Management's inability to monitor and control the risks arising from these activities is also a factor in assessing the overall capital adequacy of the institution. The Corporation believes that its risk management process, as discussed previously, is adequate and, therefore, this issue will not affect the Corporation's capital position. The regulatory agencies are currently addressing issues that will potentially impact future regulatory capital positions of the Corporation and its subsidiary bank and savings and loan. One of the issues under consideration by the federal agencies is the requirement to convert off-balance sheet interest-rate and exchange-rate contracts into risk-weighted assets. Management feels that this proposal will not have a material effect on the Corporation's capital adequacy.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ---------------------------------------------------------------------------------------------------------------------------------
Table 14 Risk-Based Capital
- ---------------------------------------------------------------------------------------------------------------------------------
December 31 (in thousands)                                                                       1994        1993        1992
- ---------------------------------------------------------------------------------------------------------------------------------
Tier 1
  Common shareholders' equity  (1)                                                              $796,346    $815,590    $799,048
  Convertible preferred stock                                                                                              6,000
  Intangible assets                                                                               (2,600)    (14,279)    (10,936)
  PMSR capital limitation (2)                                                                                   (403)
  SFAS No. 109 capital limitation (3)                                                           (119,587)    (21,876)    (19,955)
- ---------------------------------------------------------------------------------------------------------------------------------
                    Total Tier 1 capital                                                        $674,159    $779,032    $774,157
- ---------------------------------------------------------------------------------------------------------------------------------
Tier 2
  Allowance for possible credit losses (4)                                                        97,210     103,149     100,798
  Equity commitment note                                                                          12,412      15,212      18,012
  Equity Contract - Qualifying Subordinated Debt                                                  37,157      57,715      58,735
- ---------------------------------------------------------------------------------------------------------------------------------
                    Total Tier 2 capital                                                        $146,779    $176,076    $177,545
- ---------------------------------------------------------------------------------------------------------------------------------
                    Total qualifying capital                                                    $820,938    $955,108    $951,702
=================================================================================================================================
Risk-weighted assets                                                                          $6,694,329  $7,233,972  $7,379,667
Risk-weighted off-balance sheet exposure                                                       1,085,090   1,032,619     695,090
- ---------------------------------------------------------------------------------------------------------------------------------
                    Less:  disallowance for loan loss, intangibles and PMSR                      189,321     124,880      86,027
- ---------------------------------------------------------------------------------------------------------------------------------
                    Total risk-weighted assets and off-balance sheet exposure                 $7,590,098  $8,141,711  $7,988,730
=================================================================================================================================
                                                                                            Minimum Ratios for
                                                                                           Well-Capitalized Institution
=================================================================================================================================
Tier 1 capital ratio                                                                    6.00%       8.88%       9.57%       9.69%
=================================================================================================================================
Total capital ratio                                                                    10.00%      10.82%      11.73%      11.91%
=================================================================================================================================
Leverage ratio                                                                          5.00%       7.72%       7.56%       7.24%
=================================================================================================================================

(1) In 1994, common shareholders' equity excludes SFAS No. 115 net unrealized losses on investment securities classified as available-for-sale in accordance with regulatory capital guidelines. The 1992 common equity was adjusted to conform to regulatory accounting principals (RAP) which require a maximum 15 year amortization period for PMSR, the effect of which was a $3.7 million decrease to earnings.
(2) Regulatory capital guidelines limit inclusion of PMSR in regulatory capital to the lesser of: (a) 90% of fair value or (b) 100% of unamortized book value.
(3) Regulatory capital guidelines relating to the adoption of SFAS No. 109 limits the amount of deferred tax assets dependent on future taxable income or tax planning strategies to the lesser of: (a) the amount that can be realized within one year of the quarter-end report date or (b) 10% of Tier 1 capital.
(4) The allowance for possible credit losses is limited to 1.25% of the total risk-weighted assets and off-balance sheet exposure.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



BUSINESS REVIEW

In March of 1994, the Corporation restructured its core businesses. This action is intended to flatten the organizational structure, improve profitability and bring the management closer to the customer. The restructuring represents a move from a product/geographical business orientation to a customer-driven business focused in Michigan. The plan focuses on establishing business niches that correspond with customers' needs and enable the Corporation to respond to those needs rapidly. The core businesses are: Commercial Banking; Diversified Financial Services; Retail Banking; and Upscale Consumer Banking. These businesses are operated by MNB.

During 1994, Commercial Banking's primary focus was to dramatically improve response time to customer's requests for credit and other services. Changes resulting from Project Streamline will enable relationship managers to spend more time with their customers and participate more actively in a business development role.

MNB's Commercial Banking business performance in 1994 was favorably affected by improvements in credit quality and loan growth. Over the past few years, this business has focused its efforts on managing a reduction in its commercial real estate portfolios. These efforts, along with improvements in the financial condition of certain borrowers, have resulted in a reduction in both Non-performing Assets and Watch Credits. Also contributing to the reduction in Non-performing Assets was an accelerated Non-performing Asset disposition policy adopted in the fourth quarter 1994. During 1994, commercial and industrial loan balances grew 13% from year-end 1993 (increase in average balance of 2%).

The Diversified Financial Services business was formed to bring together the fee income generating businesses that have synergies or niches in relation to their sales distribution channels. Diversified Financial Services provides commercial treasury, merchant bankard services, municipal finance, corporate relocation, credit union and correspondent bank services. Merchant Bankard Services is the 16th largest merchant credit card processor in the United States. In 1994, the dollar value of merchant sales processed increased approximately 20% over 1993. Also in 1994, revenue of Commercial Treasury Services, a segment of Diversified Financial Services, grew 12% compared to 6.25% for the industry.

During 1994, the Retail Banking business underwent an extensive review of the processes and procedures utilized. As a result, significant changes will be implemented in 1995 that will enhance sales and service to Michigan National
customers.   The Retail Banking business experienced slight growth in its core households (those with one or more personal checking or savings accounts) during 1994 to 309,267. Due to competitive pressures from

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



attractive yields offered by non-bank products, total deposits declined approximately $200 million. However, MNB's total retail customer service fee income grew 8.7% over 1993. The consumer installment loan portfolio increased $280.8 million, or 41%, to $972.8 million at December 31, 1994, from $692.0 million at year-end 1993. This increase was principally attributable to a higher volume of indirectly originated loans and successful marketing of directly originated Capital Reserve and Equimoney loan products.

In 1995, the Retail Banking business will continue to focus on growth in consumer deposits and consumer lending market share. Non-traditional branch banking will be an important factor. The new supermarket branch network is expected to expand. Also, the capabilities of the telephone banking system are expected to expand and provide enhanced service to small business customers and consumers. Emphasis on the small business segment will continue in 1995.
Plans to meet the needs of this group include the implementation of new automated delivery systems and expansion of a dedicated sales force.

The Upscale Consumer Banking business provides trust, private banking and investment management services to individuals, corporations, employee benefit plans, institutions and municipal entities. During 1994, the Upscale Consumer Banking group continued to introduce new products which helped to position the business for continued growth.

A summary of financial information for the Corporation's principal subsidiaries is presented in Table 15.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS





- ---------------------------------------------------------------------------------------------------------------------------------
Table 15 Business Review
- ---------------------------------------------------------------------------------------------------------------------------------
                                                   MNB
                                             (excluding IOMC)                     IOMC                          IOBOC
- ---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31 (in thousands)    1994      1993      1992      1994       1993      1992        1994      1993      1992
- ---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income after provision
  for possible credit losses           $309,740  $288,114  $264,404    $4,739    $25,315   $25,278     $19,189   $26,542   $23,334

Non-interest income                     135,673   134,536   129,161    39,507     95,280    81,015       2,664     3,123     1,359
Gains from sale of mortgage
  servicing rights                                                                 9,324     5,799
Amortization of ESF                                                    (2,424)   (18,926)   (9,485)
Other gains, net                         (4,103)                       43,819
Amortization of PMSR                                                  (10,447)  (104,998)  (53,000)
Other Non-interest expense             (364,442) (330,707) (318,670)  (59,676)   (83,193)  (79,810)    (17,476)  (19,326)  (15,323)
- ---------------------------------------------------------------------------------------------------------------------------------
Income before taxes                     $76,868   $91,943   $74,895   $15,518   ($77,198) ($30,203)     $4,377   $10,339    $9,370
=================================================================================================================================
At December 31  (in millions)
Total Assets                             $8,168    $8,749    $9,287      $201     $1,001    $1,327        $467      $916    $1,010
Total Liabilities                        $7,530    $8,109    $8,659      $161       $971    $1,287        $420      $813      $888
Total Equity                               $638      $640      $628       $40        $30       $40         $47      $103      $122
=================================================================================================================================
Mortgage Servicing Portfolio:
  Originated Servicing                                                            $3,961    $3,960
  Purchased Servicing                                                              5,608    10,228
- ---------------------------------------------------------------------------------------------------------------------------------
   Total                                                                          $9,569   $14,188
=================================================================================================================================

Table 15 - Business Review is continued on the next page.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------------
Table 15 Business Review (continued)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                             Holding Company                   Consolidated
                                            Texas Subsidiaries (1)       and other operations (2)                  MNC
- ------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31 (in thousands)      1994     1993     1992        1994      1993      1992        1994      1993      1992
- ------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income after provision
  for possible credit losses              $13,387  $22,400  $17,435      $2,258     ($760)     ($10)   $349,313  $361,611  $330,441

Non-interest income                         3,606    6,504    3,804       8,076    10,989    13,140     189,526   250,432   228,479
Gains from sale of mortgage
  servicing rights                                                                                                  9,324     5,799
Amortization of ESF                                                                                      (2,424)  (18,926)   (9,485)
Other gains, net                                                         28,860                          68,576
Amortization of PMSR                                                                                    (10,447) (104,998)  (53,000)
Other Non-interest expense                (13,025) (18,766) (13,849)    (16,637)  (23,695)   (8,124)   (471,256) (475,687) (435,776)
- ------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                        $3,968  $10,138   $7,390     $22,557  ($13,466)   $5,006    $123,288   $21,756   $66,458
====================================================================================================================================
At December 31  (in millions)
Total Assets                                          $593     $493       ($144)  ($1,086)  ($1,454)     $8,692   $10,173   $10,663
Total Liabilities                                     $544     $456       ($214)  ($1,109)  ($1,512)     $7,897    $9,357    $9,857
Total Equity                                           $49      $37         $70       $23       $58        $795      $816      $806
====================================================================================================================================
Mortgage Servicing Portfolio:
  Originated Servicing                                                                                             $3,961    $3,960
  Purchased Servicing                                                                                               5,608    10,228
- ------------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                                           $9,569   $14,188
====================================================================================================================================

(1) The Texas subsidiaries were sold during the third quarter 1994. (Note C)
(2) Amounts include intercompany eliminations.

Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation and Subsidiaries - Form 10-K
Part II, Item 8
CONSOLIDATED STATEMENT OF CONDITION

- --------------------------------------------------------------------------------------------------------------------------------
December 31 (in thousands)                                                                             1994                1993
- --------------------------------------------------------------------------------------------------------------------------------
Assets
 Cash and due from banks (Note D)                                                                  $529,658            $518,080
 Federal funds sold and resale agreements                                                           350,350             483,000
- --------------------------------------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                                                  880,008           1,001,080

 Interest-bearing deposits with banks                                                                10,200             121,445
 Money market investments                                                                            13,433              11,513
 Investment securities available for sale  (amortized cost of
   $243,777 and $893 at 12/31/94 and 12/31/93, respectively)  (Note E)
    Mortgage-backed securities                                                                      104,593
    Government and other securities                                                                 137,223                 893
 Investment securities held to maturity, (fair value of $1,094,551 and $1,343,657 at 12/31/94 and 12/31/93, respectively)  (Note E)
    Mortgage-backed securities                                                                      616,284             983,765
    Government and other securities                                                                 505,953             330,008
 Trading securities                                                                                  10,720              70,113

Residential mortgages held for sale (Note G)                                                         10,106             583,056
Non-performing loans held for sale (Note G)                                                          56,256
Loans and lease financing (Note G)                                                                5,967,429           6,106,829
- --------------------------------------------------------------------------------------------------------------------------------
   Total Loans and Lease Financing                                                                6,033,791           6,689,885
   Unearned income                                                                                  (20,024)            (18,619)
   Allowance for possible credit losses (Note H)                                                   (164,344)           (190,992)
- --------------------------------------------------------------------------------------------------------------------------------
   Net Loans and Lease Financing                                                                  5,849,423           6,480,274

 Note receivable-FDIC (Note F)                                                                                          462,535
 Premises and equipment, net (Note K)                                                               165,675             199,142
 Due from customers on acceptances                                                                    1,902                 612
 Accrued income receivable                                                                           56,653              77,347
 Purchased mortgage servicing rights, net (Note M)                                                                       49,389
 Capitalized excess service fees, net (Note M)                                                                            6,869
 Property from defaulted loans and other real estate owned, net (Note L)                             34,090              98,066
 Other assets                                                                                       305,812             279,757
- --------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                                 $8,691,969         $10,172,808
================================================================================================================================

The Consolidated Statement of Condition is continued on the next page.

Michigan National Corporation and Subsidiaries - Form 10-K
Part II, Item 8
CONSOLIDATED STATEMENT OF CONDITION (continued)

- --------------------------------------------------------------------------------------------------------------------------------
December 31 (in thousands, except share amounts)                                                       1994                1993
- --------------------------------------------------------------------------------------------------------------------------------
Liabilities
  Non-interest bearing demand deposits                                                           $1,549,497          $1,995,940
  Interest-bearing deposits:
     Money market accounts                                                                        1,865,230           2,195,670
     Savings deposits                                                                               991,983           1,183,280
     Time deposits < $100,000                                                                     2,371,487           2,699,512
     Time deposits > $100,000                                                                       512,907             650,677
- --------------------------------------------------------------------------------------------------------------------------------
     Total Deposits                                                                               7,291,104           8,725,079

 Short-term borrowings (Note N)                                                                     319,030             293,293
 Customer acceptances outstanding                                                                     1,902                 612
 Accrued liabilities                                                                                215,001             261,112
 Long-term debt (Note O)                                                                             69,915              77,122
- --------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                             7,896,952           9,357,218

Contingencies and Commitments (Notes S and V)

Shareholders' Equity (Note P)
  Common stock,  $10 par value, authorized  50,000,000 shares                                       132,146             151,764
  Surplus                                                                                            51,851             195,466
  Retained earnings                                                                                 624,761             483,572
  Net unrealized losses on investment
       securities available-for-sale                                                                 (1,329)
  Note receivable-ESOP (Note O and Q)                                                               (12,412)            (15,212)
- --------------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                                      795,017             815,590
- --------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                                                  $8,691,969         $10,172,808
================================================================================================================================
  Common stock outstanding                                                                       13,214,534          15,176,336
================================================================================================================================

Certain prior period amounts have been reclassified to current period presentation.

See notes to consolidated financial statements.

Michigan National Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

- -----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (In thousands)                                                  1994           1993            1992
- -----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
 Interest-bearing deposits with banks                                                   $8,754         $3,432         $4,913
 Federal funds sold and resale agreements                                               12,966         13,460         13,912
 Money market investments                                                                  484            223            222
 Investment securities available for sale                                               16,338          2,615            972
 Investment securities held to maturity                                                 67,134         89,539        126,139
 Trading securities                                                                      3,286          6,117          6,832
 Loans and lease financing, including related fees                                     520,561        555,841        572,505

 Income from Covered Assets                                                                                            8,999
 FDIC assistance                                                                                                       7,063
- -----------------------------------------------------------------------------------------------------------------------------
   Total Guaranteed Yield on Covered Assets  (Note F)                                                                 16,062
 Note receivable-FDIC   (Note F)                                                        11,756         23,009         37,516
- -----------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                               641,279        694,236        779,073

INTEREST EXPENSE
 Money market accounts                                                                  58,056         60,968         72,299
 Savings deposits                                                                       23,104         30,044         31,542
 Time deposits < $100,000                                                              134,302        161,239        201,315
 Time deposits > $100,000                                                               26,513         32,145         51,731
 Short-term borrowings                                                                  15,721         15,179         28,145
 Long-term debt                                                                          6,117          6,387          7,020
 FDIC assistance  (Note F)                                                             (12,847)       (13,337)       (14,090)
- -----------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                              250,966        292,625        377,962

   NET INTEREST INCOME                                                                 390,313        401,611        401,111
Provision for Possible Credit Losses                                                    41,000         40,000         70,670
- -----------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision For
      Possible Credit Losses                                                           349,313        361,611        330,441
- -----------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                       113,091        132,150        132,900
 Trust and investment services income                                                   18,257         19,522         17,877
 Mortgage banking gains, net                                                             9,375         29,582         11,476
 Gains from sale of mortgage servicing rights                                                           9,324          5,799
 Investment securities gains, net  (Note E)                                                                            1,303
 Investments available-for-sale (losses) gains, net  (Note E)                              (31)         6,139          7,946
 Other gains, net  (Note B)                                                             68,576
 Other income                                                                           46,410         44,113         47,492
- -----------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                          255,678        240,830        224,793

NON-INTEREST EXPENSE
 Salaries and wages                                                                    174,609        182,298        165,547
 Other employee benefits                                                                52,956         51,204         44,870
 Net occupancy expense                                                                  28,339         29,941         29,123
 Equipment expense                                                                      37,742         41,631         38,296
 Outside services                                                                       32,644         34,218         28,707
 Defaulted loan expense, net                                                            11,138         18,503         22,229
 Amortization of purchased mortgage servicing rights (Note M)                           10,447        104,998         53,000
 Restructuring charge (Note B)                                                          37,595
 Other expenses  (Note U)                                                               96,233        117,892        107,004
- -----------------------------------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST EXPENSE                                                        481,703        580,685        488,776
- -----------------------------------------------------------------------------------------------------------------------------
    Income Before Income Taxes                                                         123,288         21,756         66,458
     Income Tax (Benefit) Provision (Note W)                                           (48,414)        (2,007)         6,652
- -----------------------------------------------------------------------------------------------------------------------------
    Income Before Cumulative Effect Of A Change In Accounting Principle                171,702         23,763         59,806
     Cumulative Effect of a Change in Accounting Principle (Note A)                                                    6,265
- -----------------------------------------------------------------------------------------------------------------------------
          Net Income                                                                  $171,702        $23,763        $66,071
=============================================================================================================================

The Consolidated Statement of Income is continued on the next page.

Michigan National Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME (continued)

- -----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (In thousands, except per share amounts)                        1994           1993            1992
- -----------------------------------------------------------------------------------------------------------------------------

Net Income Per Common Share - Primary
   Income before cumulative effect of accounting change                                 $11.03          $1.56          $3.96
   Cumulative effect of accounting change                                                                              $0.42
- -----------------------------------------------------------------------------------------------------------------------------
Net income per common share - primary                                                   $11.03          $1.56          $4.38
- -----------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share - Fully Diluted
   Income before cumulative effect of accounting change                                 $10.94          $1.56          $3.96
   Cumulative effect of accounting change                                                                              $0.42
- -----------------------------------------------------------------------------------------------------------------------------
Net income per common share - fully diluted                                             $10.94          $1.56          $4.38
- -----------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
    Primary                                                                             15,664         15,230         15,079
    Fully diluted                                                                       15,992         15,230         15,113
- -----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share                                                 $2.00          $1.50 (1)      $2.00
=============================================================================================================================

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

Michigan National Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

- ----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31 (in thousands)                                                             1994        1993        1992
- ----------------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                                                     $171,702     $23,763     $66,071
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Provision for possible credit losses                                                           41,000      40,000      70,670
    Depreciation and amortization expense                                                          46,829     160,223      95,257
    Net amortization associated with investment securities                                          5,474         924       2,123
    Write-downs of property from defaulted loans                                                   14,519      12,505      19,383
    Net deferred income taxes (Note W)                                                            (87,406)    (24,261)    (15,959)
    Gain from sale of securities                                                                                           (4,257)
    Loss (Gain) from sale of investment securities available for sale                                  31      (6,000)     (8,004)
    Loss from sale of premises and equipment                                                           92       1,902         100
    Gain from sale of mortgage servicing rights                                                                (9,324)     (5,799)
    Gain from sales of subsidiaries and mortgage servicing portfolio (Note B, C)                  (62,008)
    Gain from Termination of Agreement (excluding tax benefit) (Note F)                            (9,772)
    Net gain from sale of property from defaulted loans (Note L)                                  (11,017)     (4,053)     (8,721)
    (Increase) decrease in operating assets:
        Trading account securities                                                                 59,393       9,555      51,060
        Accrued interest receivable                                                                 9,710      (8,236)     11,688
        Residential mortgages held for sale                                                       569,640      87,744    (175,934)
        Pending investment and trading securities sales                                            52,612      49,633      55,792
        Capitalized excess service fees (Note M)                                                   (1,510)     (4,952)    (18,738)
        Other assets                                                                               13,607    (107,914)     16,444
    Increase (decrease) in operating liabilities:
        Accrued interest payable                                                                    4,856     (12,031)     (1,884)
        Pending investment and trading securities purchases                                       (43,978)     21,292     (42,369)
        Accrued liabilities                                                                       (16,476)     30,191     (12,754)
    Other, net                                                                                      3,251       6,643       1,543
- ----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                $760,549    $267,604     $95,712
- ----------------------------------------------------------------------------------------------------------------------------------
Investing activities
  Payments for:
     Purchase of investment securities available for sale                                       ($130,527)    ($1,684)
     Purchase of investment securities held to maturity                                          (643,890)   (508,427)  ($664,392)
     Purchase of premises and equipment                                                           (13,660)    (28,304)    (36,636)
     Purchase of mortgage servicing rights (Note M)                                                (1,979)    (13,084)    (20,788)
     Capital expenditures for property from defaulted loans (Note L)                               (1,619)     (7,076)     (4,068)
     Purchase of subsidiary, net of cash and cash equivalents (Note C)                                           (727)   (198,993)
  Proceeds from:
     Sale of investment securities held to maturity                                                                       161,420
     Sale of investment securities available for sale                                               1,174     226,601     131,488
     Principal collection of investment securities available for sale                              29,373      21,781
     Principal collection of investment securities held to maturity                               440,565     466,439     531,448
     Principal collection of note receivable - FDIC (Note F)                                      462,535     162,293     105,491
     Sale of premises and equipment                                                                 2,153         307         659
     Sale of mortgage servicing rights (Note B, C, M)                                             117,958      26,313       9,086
     Sale of assets of subsidiary (Note B, C)                                                      58,476
     Sale of loans                                                                                 74,233
     Sale and principal collection of property
        from defaulted loans (Note L)                                                              65,402      48,795      55,449
     Sale of subsidiaries, net of cash and cash equivalents (Note B, C)                            43,812
  Net decrease (increase) in:
      Interest-bearing deposits with banks                                                        111,245      15,120     (35,805)
      Money market investments                                                                    (36,220)     (5,044)     (2,086)
      Loans and lease financing                                                                  (360,967)      7,232    (191,771)
      Covered assets and FDIC assistance (Note F)                                                              18,410     290,012
- ----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                                                $218,064    $428,945    $130,514
- ----------------------------------------------------------------------------------------------------------------------------------

The Consolidated Statement of Cash Flows is continued on the next page.

Michigan National Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

- -------------------------------------------------------------------------------------------------------------------
Year Ended December 31 (in thousands)                                              1994        1993        1992
- -------------------------------------------------------------------------------------------------------------------
Financing activities
  Payments for:
     Long-term debt (Note O)                                                       ($7,264)    ($5,019)    ($9,198)
     Common stock dividends                                                        (30,513)    (22,618)    (29,573)
     Repurchase of common stock (Note P)                                          (170,152)
     Repurchase of Equity Contracts (Note P)                                        (6,367)
     Preferred stock dividends                                                                     (90)       (360)
  Proceeds from issuance of:
     Common stock                                                                   13,286       6,392       6,939
  Payments on note receivable -- ESOP (Note Q)                                       2,800       2,800       2,800
  Net (decrease)increase in:
      Deposits                                                                    (927,212)   (456,128)     319,816
      Short-term borrowings (Note N)                                                25,737    (234,801)    (313,816
- -------------------------------------------------------------------------------------------------------------------
        Net cash used by financing activities                                  ($1,099,685)  ($709,464)    ($23,392
- -------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                             ($121,072)   ($12,915)   $202,834
Cash and cash equivalents at beginning of year                                   1,001,080   1,013,995     811,161
- -------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                          $880,008  $1,001,080  $1,013,995
===================================================================================================================
Supplemental disclosures of cash flow information:
a.)  Cash transactions:
      Interest paid                                                               $246,111    $304,656    $379,846
      Federal income taxes paid (net of refunds)                                    22,764      14,017       2,000
      State taxes paid (net of refunds)                                                213         661         540
      Cash payments to FDIC in connection with Assistance Agreement
         and Termination Agreement (Note F)                                          7,000
      FDIC tax sharing payment (Note F)                                             11,909       6,464       3,272
b.)  Non-cash transactions in loans and lease financing:
       Transfer from loans to non-performing loans held for sale                    56,256
       Transfer from loans to property from defaulted loans                         14,500      29,360      76,400
       Loans originated to finance sales of property from defaulted loans            8,790      27,049       3,370
       Transfer to loans from assets held for sale                                      84
       Transfer from covered assets to assets held for sale                                                  3,905
       Transfer to loans from covered assets                                                       114      77,257
c.)  Non-cash transactions in investment securities (Note A):
       Transfers into investment
          securities available-for-sale                                            147,160      51,148     312,892
- ------------------------------------------------------------------------------------------------------------------


Supplemental Schedule of Acquisition  (In thousands)                                   1993                 1992
- --------------------------------------------------------------------------------------------------------------------------------
Cash paid for common stock                                                                       16,746                 205,186
Fair Market value of assets acquired                                                117,920                 215,868
Fair Market value of liabilities assumed                                            105,293                  12,482
- --------------------------------------------------------------------------------------------------------------------------------
Fair market value of net assets                                                                  12,627                 203,386
- --------------------------------------------------------------------------------------------------------------------------------
Cost in excess of fair value of net assets
   acquired ("goodwill")                                                                          4,119                   1,800
- --------------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified in order to conform to current period presentation.

See notes to consolidated financial statements.

Michigan National Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Net unrealized
                                                                                              losses on
                                                                                              investment
                                                 Convertible                                  securities         Note
                                                  Preferred     Common              Retained  available    Receivable
(in thousands)                                        Stock      Stock    Surplus   Earnings   for sale          ESOP      Total
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1992                             $6,000   $146,372   $181,527   $446,811                 ($20,812)  $759,898
  Net income                                                                          66,071                              66,071
  Common stock issued, net                                       2,707      4,232                                          6,939
  ESOP payment                                                                                                  2,800      2,800
  Cash dividends
     Common stock  ($2.00 per share)                                                 (29,573)                            (29,573)
     Convertible preferred
        stock  ($2.16 per share)                                                        (360)                               (360)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                           $6,000   $149,079   $185,759   $482,949                 ($18,012)  $805,775
===================================================================================================================================
Balance, January 1, 1993                             $6,000   $149,079   $185,759   $482,949                 ($18,012)  $805,775
  Net income                                                                          23,763                              23,763
  Excess of additional pension
    liability over unrecognized
    prior service cost (Note Q)                                                         (432)                               (432)
  Common stock issued, net                                       1,485      4,907                                          6,392
  Conversion of preferred stock (Note P)             (6,000)     1,200      4,800
  ESOP payment                                                                                                  2,800      2,800
  Cash dividends
     Common stock  ($1.50 per share) (1)                                             (22,618)                            (22,618)
     Convertible preferred
        stock  ($0.54 per share)                                                         (90)                                (90)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                    $151,764   $195,466   $483,572                 ($15,212)  $815,590
===================================================================================================================================
Balance, January 1, 1994                                      $151,764   $195,466   $483,572                 ($15,212)  $815,590
  Net income                                                                         171,702                             171,702
  SFAS No. 115 adoption effect                                                                    $6,828                   6,828
  Net unrealized losses on
    securities classified as
    available for sale (net of tax effect) (Note A)                                               (8,157)                 (8,157)
  Common stock issued, net                                       2,043     11,243                                         13,286
  Purchase of common stock (Note P)                            (21,661)  (148,491)                                      (170,152)
  Purchase of Equity Contracts (Note P)                                    (6,367)                                        (6,367)
  ESOP payment                                                                                                  2,800      2,800
  Cash dividends
     Common stock  ($2.00 per share)                                                 (30,513)                            (30,513)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                    $132,146    $51,851   $624,761     ($1,329)    ($12,412)  $795,017
===================================================================================================================================

(1) A fourth-quarter 1993 dividend of $0.50 per share was declared January 19, 1994, payable to shareholders of record as of February 1, 1994. This did not represent a change in the Corporation's dividend policy, but rather a change only in the timing of the dividend declaration.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

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

The Corporation, for a significant portion of the year, used the equity method to account for its 49% investment in Bloomfield Hills Bancorp, Inc. (BHB). The amount of retained earnings from this subsidiary included in consolidated retained earnings was approximately $390 thousand and $184 thousand at December 31, 1994 and 1993, respectively. In December 1994, the Corporation sold 300 shares (one half of its common stock in BHB for cash proceeds of $1,372,500. The remaining 300 shares were placed in escrow under the terms of an installment purchase agreement with the buyer who has voting rights for those 300 shares. Accordingly, effective the date of the sale, the Corporation changed its method of accounting for its investment in BHB to the cost method of accounting.

INVESTMENT AND TRADING SECURITIES
The Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1994. This Statement requires that investment in equity and debt securities be classified in three categories and accounted for as follows: (i) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; (iii) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

Gains and losses from the sale of securities are computed using the specific identification method. Realized and unrealized gains and losses from trading securities are included in non-interest income. The change in the net unrealized trading gains/losses included in 1994 non-interest income was not material. Net interest earned on trading securities is included in interest income.

Mortgage-backed securities are subject to prepayment risk. The related premiums and discounts and, therefore, the effective annual yield of those securities, are adjusted at least annually

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

for actual prepayment experience as well as future projected cash flows.

DERIVATIVES
The Corporation is party to a variety of derivatives such as interest rate swaps, financial futures, options, interest rate caps, foreign exchange and forward contracts in its trading activities and in the management of its interest rate exposure.

Financial futures, options, caps, forward contracts, and foreign exchange contracts used in trading activities are carried at fair value. Realized and unrealized gains and losses are included in non-interest income.

Realized and unrealized gains and losses on financial futures and forward contracts designated and effective as hedges of interest rate exposure are deferred and recognized as interest income or interest expense over the lives of the hedged assets or liabilities.

The Corporation enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential paid or received on interest rate swap agreements is recorded as an adjustment to interest income or interest expense on the related asset or liability being hedged. Realized gains and losses from the early termination of swap agreements are deferred and amortized through the remaining term of the original hedge period. Reference Note S for further discussion on derivatives.

LOANS AND LEASE FINANCING
Loans are stated at the principal amount outstanding, net of any unearned discount (including deferred fees and costs), if any, except for loans held for sale, which are carried at the lower of cost or market value.

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

Loans are placed in a non-accrual category generally when over 90 days past due, or sooner when there is serious doubt as to the collectability of future interest or principal. When loans are placed in non-accrual, the related interest receivable is reversed against interest income of the current period. Cash interest payments received on non-accrual loans are generally applied as a reduction of the principal balance. Loans are removed from non-accrual and returned to an accruing loan status when they become current as to both principal and interest and when doubt no longer exists as to the collectability of principal or interest. Such loans are returned to accrual at a carrying value net of any cash interest payments previously applied to principal and net of any previously recognized charge-offs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES


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

The provision for possible credit losses is based upon management's estimate of the amount necessary to maintain the allowance at a level adequate to provide for probable and estimable losses inherent in the loan and lease portfolio. Management's estimate is based upon evaluations of individual loans and concentrations of credit risk, historical charge-offs, levels of non-accrual loans, current economic conditions, industry analyses, and other pertinent factors. In addition, reviews are performed by the responsible lending officers, the internal loan review staff and credit administration management who consider, among other things, the effects of current developments with respect to the borrower's financial condition, changes in economic conditions and results of examinations by bank regulatory authorities.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recognized over the estimated useful lives of the assets which are generally 7 to 40 years for buildings, 3 to 15 years for furniture and equipment and 5 years for software. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Depreciation and amortization are calculated using the straight-line method.

The Corporation and its subsidiaries lease certain premises and equipment. Capital leases are accounted for and amortized as owned property, with lease payments accounted for as interest and debt reduction.

PROPERTY FROM DEFAULTED LOANS
Property from defaulted loans is comprised of foreclosed properties where the bank has actually received title, or which are in-substance foreclosures. Loans are classified as in-substance foreclosures when the debtor has little or no remaining equity in the collateral considering its fair value, where repayment can only be expected to come from the operation or sale of the collateral, and where the borrower formally or informally abandoned control of the collateral to the Corporation, or retained control of the collateral but it is doubtful that the debtor will be able to rebuild equity in the collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

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

MORTGAGE BANKING ACTIVITIES
Until September, 1994, the Corporation's consolidated subsidiary, IOMC, originated, purchased, sold and serviced residential mortgage loans. In September, 1994, the Corporation sold IOMC's entire servicing rights portfolio and its non-Michigan origination business. Residential mortgage loans held for sale to the secondary market are carried at the lower of cost or market, determined on a net aggregate basis.

IOMC was party to forward contracts in the management of its interest rate exposure. Hedge gains and losses were deferred and recognized upon sale and delivery of the underlying mortgage loans and were included in gains from the sale of mortgage loans.

Gains or losses on sales of mortgage loans were recognized at the time of sale and were determined by the difference between net sales proceeds, adjusted for excess servicing fees (ESF), and the carrying value of loans sold, adjusted for deferred hedge gains or losses.

IOMC generally sold loans with servicing rights retained. Mortgage servicing fee income was generally recorded when received.

Purchased mortgage servicing rights (PMSR) represent the cost of purchasing the right to service mortgage loans originated by others. ESF represent the present value of the difference between estimated future net servicing fee income retained when mortgage loans were sold and normal servicing fee income. PMSR and ESF were recorded as assets and amortized in proportion to, and over the period of, estimated net servicing income.

INCOME TAXES
Effective January 1, 1992, the Corporation adopted SFAS No. 109 and reported the cumulative effect of that change in method of accounting for income taxes in the 1992 consolidated statement of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

income.

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

EARNINGS PER SHARE
Primary and fully diluted earnings per common share (EPS) are based on the weighted average number of common shares outstanding in each year, plus common stock equivalents (CSE) which represent the dilutive effect of outstanding stock options and Equity Contracts issued with the Corporation's 8% Redeemable Subordinated Debentures (Debentures). If the inclusion of a CSE has the effect of increasing EPS or decreasing loss per share, such CSE is excluded from the EPS computation. Reference Note O and Note P for further information on the Debentures and Equity Contracts.

For periods prior to fourth quarter 1994, the common stock equivalents were calculated using the "treasury stock method" in accordance with Accounting Principles Board Opinion (APB) No. 15, Earnings Per Share. During the fourth quarter of 1994, the Debentures were valued at a discount, and accordingly the "if-converted method" was used to calculate the CSE of the Equity Contracts. In determining primary EPS, the CSE was calculated based on the quarterly CSE average under the "treasury stock method" for the first three quarters plus the fourth quarter average based on the "if-converted method". For purposes of calculating fully diluted EPS, the "if-converted method" assumed that the CSE relating to the Equity Contracts were converted to common stock at the beginning of the period.

NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board has issued SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. This Statement requires disclosures about derivative financial instruments covering futures, forward, swap and option contracts, and other financial instruments with similar characteristics. It requires disclosures about amounts, nature, and terms of derivative financial instruments. It also amends the existing requirements of SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, to require disaggregation of information by class, business activity, risk or other category that is consistent with the entity's management of those instruments. It amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

that fair value information be presented without combining, aggregating or netting (unless legally enforceable) the fair value of non-derivative financial instruments and be presented together, with the related carrying amounts in the body of the financial statements, a single footnote or summary table in a form that makes it clear whether the amounts represent assets or liabilities. This Statement further requires separate classification between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading. Disclosures in accordance with SFAS No. 119 are presented in Note S and Note T.

The Financial Accounting Standards Board has also issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This Statement eliminates SFAS No. 114's (Accounting by Creditors for Impairment of a Loan) provisions for recognizing interest income on an impaired loan by instead allowing a creditor to use existing methods for recognizing income on impaired loans. It amends the disclosure requirements in SFAS No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. This Statement does not change the provisions of SFAS No. 114 which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

SFAS No. 114, which addresses the accounting by creditors for impairment of certain loans, requires that a loan be classified as impaired when, based on the current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 is applicable to all impaired loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases and debt securities. This Statement, in conjunction with SFAS No. 118, applies to financial statements for fiscal years beginning after December 15, 1994. The Corporation will adopt these statements effective January, 1995 and does not expect that implementation will have a material effect on results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

B.  Other Gains, net and Restructuring Charge

Other Gains, net

The Termination Agreement entered into on September 30, 1994, resulted in the recognition of $9.7 million pre-tax non-recurring income. Refer to Note F for further information regarding the Termination Agreement and the related recognition of non-recurring income.

The sales of Lockwood, First State, and certain assets of IOMC during 1994 resulted in pre-tax gains, net of transaction costs, totalling $61.9 million. Refer to Note C for further information regarding these transactions.

As a result of the sales described above, the number of active participants in the Corporation's pension and postretirement benefit plans was significantly reduced, resulting in a plan curtailment as defined by SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pension. A curtailment loss of $4.3 million for postretirement benefits and $0.2 million for pension benefits was charged against other gains, net.

In the fourth quarter, the Corporation negotiated an early termination of a three year recourse provision included in a 1993 servicing sale agreement. In exchange for cash consideration of approximately $0.4 million plus IOMC's waiver of rights to a $0.3 million purchase price hold back, the buyer agreed to release the Corporation from further liability under the recourse provision. Accordingly, the Corporation recognized a $1.5 million net gain which had been deferred in 1993.

Restructuring Charge

As part of the Corporation's strategic restructuring, Project Streamline, a comprehensive program to re-engineer internal operating processes to strengthen the Corporation's financial performance, was initiated in June 1994. The Corporation expects to implement all Project Streamline initiatives within 12 months. These initiatives will improve the efficiency and profitability of the business and administrative work processes of all operations of the Corporation's principal bank subsidiary, MNB.

A restructuring charge related to Project Streamline of $37.6 million was recorded in the fourth quarter of 1994. Included in the restructuring charge were:

1. Severance costs of $10.5 million associated with the elimination of approximately 1,000 jobs which will take place throughout 1995. The severance costs include salary and benefits that will continue following termination and the cost of out-placement services that are provided by the Corporation. The positions that will be eliminated have been specifically identified. In addition, all team members corporate wide were notified of the severance benefits they

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

   will receive if they are to be terminated under Project Streamline.

2. Costs of $13.5 million associated with owned and leased facilities that will be vacated and furniture, equipment and leasehold improvements that will be abandoned or sold as a result of business and process changes under Project Streamline. These costs include the future lease payments of leased facilities that will be vacated, estimated losses from the sale of owned facilities that will be vacated, and estimated losses from the sale or abandonment of furniture, equipment and leasehold improvements that will no longer be utilized in the business operations of the Corporation. The facilities that will be vacated are primarily Michigan office facilities.

3. Pension and postretirement curtailment losses of $0.9 million and $3.2 million, respectively. The elimination of approximately 1,000 jobs under Project Streamline will result in a further significant reduction in the number of active plan participants in the Corporation's pension and postretirement benefit plans. Accordingly, a curtailment loss, as defined by SFAS No. 88 and SFAS No. 106, was recognized.

4. Outside service fees of $9.5 million, all of which were paid by January, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

C.  Sales and Acquisitions

On January 20, 1995, the Corporation entered into a definitive agreement to sell substantially all of the assets (approximately $85 million) and liabilities (approximately $30 million) of the Corporate and Private Banking divisions of IOBOC to Southern California Bank of Anaheim, California. The sale is not expected to result in a significant gain or loss and is expected to close in the second quarter 1995.

The Corporation entered into a definitive agreement on December 6, 1994, to sell approximately $205 million of deposit liabilities of IOBOC to Glendale Federal Bank (Glendale). Glendale will also assume the lease obligations of four branch offices and purchase the related leasehold improvements and other furniture and equipment at book value. The transaction is not expected to result in a significant gain or loss and is expected to close in the second quarter of 1995.

On December 29, 1994, the Corporation sold substantially all the assets and liabilities of FCSI to an affiliate of Associates Corporation of North America. The sale resulted in a pre-tax loss, net of transaction costs, of $0.3 million. A subsidiary of IOBOC originally purchased the mortgage warehouse lending business and other net assets with a total book value of approximately $200 million from First Collateral Services, Inc., a subsidiary of Honfed Bank, FSB on April 13, 1992. The assets were purchased for cash equal to their book value plus a $400,000 premium. Subsequent to the acquisition, IOBOC's subsidiary did business as FCSI.

Effective July 31, 1994, the Corporation sold to Norwest Mortgage, Inc. certain assets of IOMC, including its $8.6 billion mortgage servicing rights portfolio, its mortgage servicing operation and non-Michigan loan origination business. Norwest also assumed certain liabilities including the lease obligations of 20 non-Michigan branch production offices and a large portion of IOMC's national servicing facility. The transaction was completed September 30, 1994, and resulted in a pre-tax gain of $42.3 million. The gain is net of the unamortized book value of PMSR and ESF assets totalling $44.9 million and net of transaction costs of $28.8 million.

On August 31, 1994, the Corporation sold the stock of First State to International Bank of Commerce for a cash purchase price of approximately $28 million. The transaction resulted in a pre-tax gain, net of transaction costs, of $5.4 million.

On August 4, 1994, the Corporation sold the stock of Lockwood to Comerica Incorporated for a cash purchase price of $44 million. The transaction resulted in a pre-tax gain, net of transaction costs, of $14.2 million.

Effective October 1, 1993, the Corporation sold substantially all the assets and certain liabilities of BancA Corporation, a Dallas, Texas computer software company. The assets were previously written down during the second quarter of 1993 by $4.6 million; no additional loss resulted from the sale transaction. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

Corporation had acquired all the assets and assumed certain liabilities of BancA Corporation on July 29, 1992, for a cash purchase price of $3.5 million.

On April 1, 1993, the Corporation completed the acquisition of all of the outstanding stock of Peoples/Community Banks and the banks were merged into Lockwood Bank. The cash purchase price of the acquisition was $16.7 million. The transaction was accounted for under the purchase method and goodwill of $4.1 million was recognized in the acquisition.

On June 30, 1992, MNB acquired 3,047 merchant credit card processing contracts from Central Fidelity Bank of Richmond, Virginia for a cash purchase price of $1.4 million. Under the terms of the acquisition agreement, MNB assumed all the merchant transaction processing responsibilities of Central Fidelity Bank and both Central Fidelity Bank and MNB conduct joint marketing efforts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

D. Cash and Due From Banks

Included in cash and due from banks are amounts required to be maintained by subsidiary banks to comply with deposit reserve requirements of bank regulatory authorities. These amounts were $177 million and $216 million at December 31, 1994 and 1993, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES


- --------------------------------------------------------------------------------
E. Investment Securities
The following summarizes the book value, fair value, and gross unrealized gains and losses of investment securities at December 31 of each year.

(in thousands)                                              1994                                             1993
- -----------------------------------------------------------------------------------------------------------------------------------
                                                   Gross       Gross                                Gross       Gross
                                      Amortized  Unrealized  Unrealized     Fair       Amortized  Unrealized  Unrealized     Fair
                                        Cost       Gains       Losses      Value         Cost       Gains       Losses      Value
- -----------------------------------------------------------------------------------------------------------------------------------
Investment securities
   available-for-sale:
  Mortgage-backed securities           $103,542      $1,051                $104,593
  U.S. Treasury, Government
     agencies and corporations          100,294                 ($2,976)     97,318         $893                               $893
  Other securities                       39,941                     (36)     39,905
- -----------------------------------------------------------------------------------------------------------------------------------
       Total                            243,777       1,051      (3,012)    241,816          893                                893
- -----------------------------------------------------------------------------------------------------------------------------------
Investment securities
   held-to-maturity:
  Mortgage-backed securities            616,284         915     (22,058)    595,141      983,765      25,900     (2,526)  1,007,139
  U.S. Treasury, Government
     agencies and corporations          404,035                  (5,946)    398,089      275,484       4,351        (12)    279,823
  State and municipal                    25,234         517          (8)     25,743       38,918       2,181        (12)     41,087
  Other securities                       76,684                  (1,106)     75,578       15,606           2                 15,608
- ------------------------------------------------------------------------------------------------------------------------------------
       Total                          1,122,237       1,432     (29,118)  1,094,551    1,313,773      32,434     (2,550)  1,343,657
- ------------------------------------------------------------------------------------------------------------------------------------
           Total Securities          $1,366,014      $2,483    ($32,130) $1,336,367   $1,314,666     $32,434    ($2,550) $1,344,550
====================================================================================================================================

At December 31, 1994, $97 million of treasury securities available-for-sale, $179 million of treasury securities held-to-maturity, $309 million of mortgage-backed investment securities held-to-maturity and $24 million of state and municipal securities held-to-maturity were pledged to collateralize deposits of public funds and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
E. Investment Securities (continued)
- -----------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income from investment securities at December 31 of each year
- -----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                      1994        1993        1992
- -----------------------------------------------------------------------------------------------------------------------------------
Investment securities available-for-sale:
Mortgage-backed securities                                                                         $10,524      $1,767        $690
U.S. Treasury, Government agencies
   and corporations                                                                                  4,113         848         282
Other securities                                                                                     1,701
- -----------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                           $16,338      $2,615        $972
===================================================================================================================================
Investment securities held-to-maturity:
Mortgage-backed securities                                                                         $42,013     $72,105    $112,015
U.S. Treasury, Government agencies
   and corporations                                                                                 19,851      14,077       9,287
State and municipal                                                                                  1,953       2,460       4,056
Other securities                                                                                     3,317         897         781
- -----------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                           $67,134     $89,539    $126,139
===================================================================================================================================

Income from Other securities available-for-sale represented dividends of $1.7 million for the year ended December 31, 1994. Income from Other securities held-to-maturity included dividends of $0.6 million for the years ended December 31, 1993 and 1992.

Gross realized losses from sales of investment securities available-for-sale were $31 thousand and $600 thousand for the years ended December 31, 1994 and 1993, respectively, and none for year ended December 31, 1992. The Corporation did not realize any gross gains from sales of investment securities available-for-sale for the year ended December 31, 1994. Gross realized gains from sales of investment securities available-for-sale were $6.6 million and $8.0 million for the years ended December 31, 1993 and 1992, respectively.

The Corporation realized gross gains from the sale of investment securities held-to-maturity of $4.3 million, for the year ended December 31, 1992. Gross realized losses from the sale of investment securities held-to-maturity were $25 thousand for the year ended December 31, 1992.

The remaining balance of security gains (losses) for the years ended December 31, 1993, and 1992 consisted of non-sales related activity, including write-offs of premiums and discounts associated with early pay-offs of securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

E. Investment Securities (continued)
- --------------------------------------------------------------------------------
The following summarizes the remaining maturity and average yield of the investment securities available-for-sale at December 31, 1994. (1) (2)

                                                                                                    Fair
                                                                             Amortized             Value              Average
(in thousands)                                                                  Cost          (Carrying Value)         Yield
- ------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities (3)
  After one year through five years                                                $103,542            $104,593                8.96%
- ------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                             103,542             104,593                8.96
- ------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury, Government agencies and corporations
  One year or less                                                                      397                 396                4.09
  After one year through five years                                                  99,897              96,922                4.78
- ------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                             100,294              97,318                4.78
- ------------------------------------------------------------------------------------------------------------------------------------
Other securities
  One year or less                                                                    1,518               1,482                6.02
  After ten years                                                                    38,423              38,423                5.97
- ------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                              39,941              39,905                6.07
- ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities available-for-sale                                   $243,777            $241,816                6.76%
====================================================================================================================================

Continued on next page where footnotes are located.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
E. Investment Securities (continued)
- --------------------------------------------------------------------------------
The following summarizes the remaining maturity and average yield of the investment securities held-to-maturity at December 31, 1994. (1)(2)
- --------------------------------------------------------------------------------

                                                                             Amortized
                                                                                Cost                  Fair              Average
(in thousands)                                                            (Carrying Value)           Value               Yield
- ------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities(3)
  One year or less                                                                 $158,474            $155,190                4.99%
  After one year through five years                                                 361,697             349,866                5.98
  After five years through ten years                                                 96,113              90,085                7.11
- ------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                             616,284             595,141                5.90
- ------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury, Government agencies and corporations
  One year or less                                                                  252,780             251,263                5.21
  After one year through five years                                                 151,226             146,797                5.37
  After five years through ten years                                                     29                  29                6.00
- ------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                             404,035             398,089                5.27
- ------------------------------------------------------------------------------------------------------------------------------------
State and municipal
  One year or less                                                                    4,000               4,008                9.05
  After one year through five years                                                  16,503              16,829                9.11
  After five years through ten years                                                  2,864               2,925                9.47
  After ten years                                                                     1,867               1,981               11.13
- ------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                              25,234              25,743                9.29
- ------------------------------------------------------------------------------------------------------------------------------------
Other securities
  After one year through five years                                                  76,684              75,578                6.39
- ------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                              76,684              75,578                6.39
- ------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities held-to-maturity                                   $1,122,237          $1,094,551                5.78%
====================================================================================================================================

(1) Weighted average yield is computed by dividing the annual income by the security balance outstanding at December 31. Such computations for states of the U.S. and political subdivisions are based on fully taxable equivalent income using a federal tax rate of 35% in 1994.
(2) The average maturity of the investment securities held-to-maturity was approximately 1.8 years and the average maturity of the investment securities available-for-sale was approximately 3.9 years at at December 31, 1994.
(3) The weighted average expected life was used to determine the maturity of mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES


F.  FDIC Assistance

Michigan National Corporation, IOBOC and the FDIC reached an agreement to terminate the Assistance Agreement (Termination Agreement) as of the close of business September 30, 1994, resulting in the recognition of $9.7 million in non-recurring income and tax benefits of $41.7 million. The relevant terms of the termination are as follows:

  - The FDIC paid in full the outstanding principal balance of the Note Receivable - FDIC, dated December 31, 1988, of $348.9 million. The note ($808 million initial amount, subsequently adjusted to $811 million based on a beginning balance sheet audit completed in 1990), which brought IOBOC's equity deficit to zero, was scheduled to mature on December 31, 1998. The note agreement specified consecutive quarterly interest payments during the term of the note and allowed prepayment of the principal outstanding at the end of each respective year according to the following schedule; 10% in 1991, 23% in 1992, 43% in 1993, 57% in 1994, 68% in 1995, 76% in 1996 and 100% in both 1997 and 1998.

  - Under the Assistance Agreement, Michigan National Corporation and IOBOC agreed to share realized tax benefits with the FDIC. The FDIC was to receive 25% of these benefits until the Corporation realized a return of its aggregate investment plus a 20% compound return on investment; thereafter, the tax benefits were to be shared equally. The FDIC shared tax benefits at a 25% rate each year since the acquisition. Tax benefits relate primarily to the tax-exempt status of all FDIC assistance and "built in tax losses" resulting from sales of Covered Assets with tax bases in excess of assigned values.

       The Termination Agreement discontinued the obligation of Michigan National Corporation and IOBOC to return to the FDIC a portion of the realized tax benefits, except for any future realization of IOBOC's December 31, 1988, (pre-acquisition) net operating loss carryforwards and tax credit carryforwards. Under SFAS No. 109 the Corporation previously recognized deferred tax assets arising from post-1988 tax benefits. To the extent such benefits were recognized, the Corporation recorded a liability to the FDIC for their share of the benefit to be paid when the benefit was realized. With IOBOC's obligation to share these realized tax benefits canceled, the liability to pay the FDIC was reversed, resulting in a reduction of 1994 income tax expense of $41.7 million (net of deposit spread discount of $13.7 million and payment to the FDIC of $7.0 million discussed below).

  - The Assistance Agreement provided the FDIC the right to receive a payment at March 31, 1999, of up to 20% of IOBOC's December 31, 1998 equity. The Termination Agreement canceled this right. Accordingly, the Corporation reversed the accrued liability related to this obligation, resulting in a non-recurring gain of $10.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

  - Under the Assistance Agreement, IOBOC received a cost of funds subsidy from the FDIC related to certain fixed term deposit liabilities which limited the interest expense on those deposits to the FHLBB COF. The Termination Agreement discontinued this subsidy as of October 1, 1994. As a result of the termination, IOBOC established a deposit spread discount of $13.7 million based on forecasted interest rates as of September 30, 1994. The recording of the deposit discount created goodwill which was immediately written off against post-1988 tax benefits. This deposit spread discount will be accreted into income over the remaining life of the time deposits, preserving the forecasted cost of these deposits.

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

  - All other interpretative disputes which arose under the Assistance Agreement, principally relating to tax sharing matters, were resolved with the termination. As a result, IOBOC agreed to pay the FDIC $7.0 million as part of the settlement. This payment was recognized as income tax expense. In addition, $0.6 million previously recorded as income was reversed and charged against other gains, net.


Under the Assistance Agreement, the FDIC provided Capital Loss Coverage and Guaranteed Yield on Covered Assets through December 31, 1992. In addition, the Assistance Agreement required that any remaining Covered Assets be written down to their Immediately Realizable Value by December 31, 1992, and IOBOC reimbursed for the write-down amount. This process was completed during the first quarter of 1993, effective December 31, 1992. The Corporation recognized FDIC Capital Loss Coverage of $7.1 million and $57.9 million for the years ended December 31, 1993 and 1992, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
G.  Loans and Lease Financing
- --------------------------------------------------------------------------------
The following summarizes loans and lease financing at December 31 of each year.
- --------------------------------------------------------------------------------

(in thousands)                                                                                 1994           1993
- ------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural secured by real estate                                   $867,468       $971,917
Other commercial, financial and agricultural                                                   2,397,375      2,373,707
Commercial real estate-mortgage                                                                1,105,007      1,238,177
Non-performing loans held for sale                                                                56,256
Residential real estate mortgages held for sale                                                   10,106        583,056
Residential real estate mortgages held for investment                                            332,517        465,904
Short-term commercial real estate-construction                                                   126,158        159,594
Installment                                                                                    1,008,191        780,532
Lease financing                                                                                  130,713        116,998
- ------------------------------------------------------------------------------------------------------------------------
  Total                                                                                        6,033,791      6,689,885
Unearned income                                                                                  (20,024)       (18,619)
Allowance for possible credit losses                                                            (164,344)      (190,992)
- ------------------------------------------------------------------------------------------------------------------------
  Net Loans and Lease Financing                                                               $5,849,423     $6,480,274
========================================================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- -------------------------------------------------------------------------------
H. Allowance for Possible Credit Losses
- -------------------------------------------------------------------------------
The following summarizes the activity in the allowance for possible credit losses.
- -------------------------------------------------------------------------------

(in thousands)                                                                            1994           1993           1992
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                                 $190,992       $175,471       $154,638
Additions:
  Provisions charged to expense                                                              41,000         40,000         70,670
  Recoveries                                                                                  7,919          8,650          8,372
  Subsidiaries purchased                                                                                       878
  Allocation of cash discount received from Covered Asset settlement                                                        3,000
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                            239,911        224,999        236,680
Less:
  Amounts charged-off                                                                        73,272         34,007         61,209
  Subsidiaries sold                                                                           2,295
- ----------------------------------------------------------------------------------------------------------------------------------
      Balance, end of year                                                                 $164,344       $190,992       $175,471
==================================================================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
I.  Significant Concentrations of Credit Risk
- --------------------------------------------------------------------------------

The Corporation grants commercial, residential and installment loans primarily to customers in Michigan. The Corporation has limited its credit risk by establishing guidelines limiting aggregate outstanding commitments and loans to particular borrowers, industries and geographic areas. Compliance with these guidelines is monitored by the Credit Policy Committee.

Although the Corporation has a diversified loan portfolio, management has identified the following as significant industry concentrations in the Commercial, Financial and Agricultural loan category as of December 31, 1994 and 1993.

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                1994              1993
- ---------------------------------------------------------------------------------------------------------------------------
Commercial, Financial and Agricultural Loans Outstanding:
   Service                                                                        23%               18%
   Finance, insurance and real estate                                             18                28
   Retail Trade                                                                   12                13
   Manufacturing                                                                  12                11
   Automotive                                                                     11                 8
   Wholesale trade                                                                10                 8
- ---------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts were restated to conform to current period presentation.

The Corporation had highly leveraged transactions outstanding of approximately $71 million and $92 million as of December 31, 1994 and 1993, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

J. Transactions with Related Parties

The Corporation's major subsidiaries had, and expect to have in the future, transactions with the Corporation's directors and their related parties. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectability or present other unfavorable features.

The aggregate amount of such loans to persons who were related parties at December 31, 1994, approximated $113 million at the beginning and $54 million at the end of 1994. During 1994, advances and new loans to related parties approximated $38 million and payments approximated $97 million. During 1993, advances and new loans to related parties approximated $82 million and payments approximated $39 million. In addition, the beginning balance was reduced by approximately $27 million for individuals who were directors or officers at December 31, 1992, but not at December 31, 1993. The aggregate amount of such loans at January 1, 1993, approximated $97 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
K.  Premises and Equipment
- --------------------------------------------------------------------------------
The following summarizes premises and equipment, including capital leases, at December 31 of each year.
- --------------------------------------------------------------------------------

(in thousands)                                                                                      1994                1993
- -----------------------------------------------------------------------------------------------------------------------------
Land                                                                                             $31,372             $34,543
Buildings and improvements                                                                       157,534             160,235
Equipment                                                                                        175,346             194,319
- -----------------------------------------------------------------------------------------------------------------------------
                    Total                                                                        364,252             389,097
Less accumulated depreciation and amortization                                                   198,577             189,955
- -----------------------------------------------------------------------------------------------------------------------------
                    Premises and equipment, net                                                 $165,675            $199,142
=============================================================================================================================

The following summarizes capital leases included in premises and equipment, at December 31 of each year.
- --------------------------------------------------------------------------------

(in thousands)                                                                                      1994                1993
- -----------------------------------------------------------------------------------------------------------------------------
Land and buildings                                                                                $8,438              $8,722
Less accumulated amortization                                                                      6,409               6,351
- -----------------------------------------------------------------------------------------------------------------------------
                    Capital leases, net                                                           $2,029              $2,371
=============================================================================================================================

The following summarizes rent expense for operating leases, at December 31 of each year.

- -----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                  1994                1993                1992
- -----------------------------------------------------------------------------------------------------------------------------
Operating rent expense                                                       $12,817             $13,960             $14,292
Operating rental income                                                        3,491               3,498               3,515
- -----------------------------------------------------------------------------------------------------------------------------
Net operating lease expense                                                   $9,326             $10,462             $10,777
=============================================================================================================================

The following summarizes future minimum lease payments under noncancellable leases at December 31, 1994.
- --------------------------------------------------------------------------------

                                                                                                 Capital           Operating
Year (in thousands)                                                                               Leases              Leases
- -----------------------------------------------------------------------------------------------------------------------------
1995                                                                                                $897              $4,929
1996                                                                                                 850               4,113
1997                                                                                                 729               3,530
1998                                                                                                 633               2,828
1999                                                                                                 479               1,942
Later years                                                                                        2,139               7,269
- -----------------------------------------------------------------------------------------------------------------------------
                    Total minimum lease payments                                                   5,727              24,611
Less imputed interest and other costs                                                              2,180
- -----------------------------------------------------------------------------------------------------------------------------
                    Net minimum lease payments  (1)                                               $3,547             $24,611
=============================================================================================================================

(1) Minimum payments have not been reduced by minimum sublease rentals of $1.2 million due in the future under noncancelable subleases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
L.  Property From Defaulted Loans
- --------------------------------------------------------------------------------
The following summarizes property from defaulted loans at December 31 of each year.
- --------------------------------------------------------------------------------

(in thousands)                                                                                      1994           1993
- ------------------------------------------------------------------------------------------------------------------------
Foreclosed property                                                                              $22,156        $61,428
In-substance foreclosures                                                                         11,934         36,638
- ------------------------------------------------------------------------------------------------------------------------
           Property from defaulted loans                                                         $34,090        $98,066
========================================================================================================================

- --------------------------------------------------------------------------------
The following summarizes the activity in property from defaulted loans for the years ended December 31.
- --------------------------------------------------------------------------------

(in thousands)                                                                                      1994           1993
- ------------------------------------------------------------------------------------------------------------------------
  Balance, beginning of year                                                                     $98,066       $152,207
  Additions:
    Foreclosures                                                                                  14,500         22,077
    In-substance foreclosures                                                                                     7,283
    Capital improvements/Payoff of senior liens                                                    1,619          7,076
    Purchase of Subsidiary                                                                                          698

  Reductions:
    Disposition of assets                                                                         60,070         65,744
    Pay-downs                                                                                      1,893          6,045
    Writedowns                                                                                    14,519         12,505
    Transfer of in-substance foreclosed loans to Non-performing Loan status                                       5,416
    Sale of subsidiaries                                                                           1,104

  Other, Net                                                                                      (2,509)        (1,565)
- ------------------------------------------------------------------------------------------------------------------------
  Net Activity                                                                                   (63,976)       (54,141)
- ------------------------------------------------------------------------------------------------------------------------
  Balance, end of year                                                                           $34,090        $98,066
========================================================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
M.  Purchased Mortgage Servicing Rights and Capitalized Excess Service Fees
- --------------------------------------------------------------------------------
The following summarizes the activity in the purchased mortgage servicing and capitalized excess service fees for years ended December 31. PMSR and ESF are discussed in Note A.
- --------------------------------------------------------------------------------
Purchased mortgage servicing rights

(in thousands)                                                                           1994           1993           1992
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                                 $49,389       $155,083       $187,316
Additions:
  Purchased servicing                                                                        1,979         13,084         20,788

Less:
  Reductions due to servicing sale activity                                                 40,921         13,780             21
  Amortization:
     Scheduled amortization (1)                                                             16,941         34,340         26,563
     Amortization due to changes in prepayment assumptions                                  (6,494)        70,658         26,437
- ---------------------------------------------------------------------------------------------------------------------------------
       Subtotal amortization                                                                10,447        104,998         53,000
- ---------------------------------------------------------------------------------------------------------------------------------
                    Balance, end of year                                                        $0        $49,389       $155,083
=================================================================================================================================

- --------------------------------------------------------------------------------
Capitalized excess service fees
- --------------------------------------------------------------------------------

(in thousands)                                                                           1994           1993           1992
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                                  $6,869        $22,277        $16,290
Additions:
  Capitalized servicing due to loan sale activity                                            1,510          4,952         18,738

Less:
  Reductions due to servicing sale activity                                                  5,955          1,434          3,266
  Amortization:
     Scheduled amortization (1)                                                              2,454         10,150          3,660
     Amortization due to changes in prepayment assumptions                                     (30)         8,776          5,825
- ---------------------------------------------------------------------------------------------------------------------------------
       Subtotal amortization                                                                 2,424         18,926          9,485
- ---------------------------------------------------------------------------------------------------------------------------------
                    Balance, end of year                                                        $0         $6,869        $22,277
=================================================================================================================================

(1) Scheduled amortization represents annual amortization determined on the basis of prepayment assumptions in effect at the beginning of the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORTION AND SUBSIDIARIES

N. SHORT-TERM BORROWINGS

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

In March, 1994, MNB received approval from the Federal Home Loan Bank (FHLB) of Indianapolis for credit advances with a borrowing capacity of approximately $225 million. As a condition of membership, MNB purchased approximately $27.1 Million in FHLB stock. Variable or fixed rate advances are available with terms ranging from one day to ten years and must be fully collateralized.
IOBOC has a line of credit with the FHLB of San Francisco for advances. At December 31, 1994, IOBOC'S borrowing capacity was approximately $11.5 Million. Advances are available, at IOBOC'S option, at a variable or fixed rate with terms up to 360 months. Advances must be fully collateralized and are based upon residential mortgage collateral pledged. Neither MNB nor IOBOC had any advances outstanding as of December 31, 1994. IOBOC did not have any advances outstanding as of December 31, 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
N.  Short-Term Borrowings
- --------------------------------------------------------------------------------
A summary of short-term borrowings for the past two years is presented below.
- --------------------------------------------------------------------------------

(in thousands)                                                                                       1994           1993
- ---------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and repurchase agreements at December 31
    Outstanding                                                                                       $195,585       $133,925
    Average interest rate                                                                                 5.85%          3.09%
 Average during year
    Outstanding                                                                                       $280,616       $302,110
    Interest rate                                                                                         4.22%          3.12%
 Maximum month-end balance during the year                                                            $558,885       $481,983
- ---------------------------------------------------------------------------------------------------------------------------------
Other borrowings at December 31
    Outstanding                                                                                       $123,445       $159,368
    Average interest rate                                                                                 5.31%          3.12%
 Average during year
    Outstanding                                                                                        $95,594       $158,823
    Interest rate                                                                                         4.06%          3.62%
 Maximum month-end balance during the year                                                            $191,915       $317,626
- ---------------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORTION AND SUBSIDIARIES

O. Long-Term Debt

On November 10, 1988, the Corporation issued $55 million of 8% Redeemable Subordinated Debentures (Debentures) due November 10, 1998. The Debentures were issued with detachable Cancelable Mandatory Stock Purchase Contracts (Equity Contracts). See Note P regarding the 1994 self tender offer for the Equity Contracts. Interest on the Debentures is payable quarterly on the fifteenth day of March, June, September and December. The Debentures are redeemable at the Corporation's option upon at least 60 days written notice. Redemption prices, which are expressed as a percentage of par and adjusted on November 10 of each year, are as follows: 102.67% in 1994, 101.78% in 1995, 100.89% in 1996 and
100.00% in 1997. The Debentures are subordinate and junior in right of payment to certain present and future indebtedness of the Corporation.

The following table is a summary of long-term debt at December 31, 1994 and 1993. The floating rate note due through 1997 relates to the Employee Stock Ownership Plan and Trust discussed in Note Q. The $3.2 million variable rate subordinated debentures outstanding at December 31, 1993, were redeemed in August 1994 in connection with the sale of Lockwood.

Annual maturities of consolidated long-term debt (exclusive of capital lease obligations) for the five years ending December 31, 1995, through 1999, respectively, are $2.8, $2.8, $6.8, $54.1 million and zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
O. Long-Term Debt
- --------------------------------------------------------------------------------

(in thousands)                                                                                           1994           1993
- -------------------------------------------------------------------------------------------------------------------------------
Parent company
 Floating rate note due through 1997 (1)                                                              $12,412        $15,212
 8% redeemable subordinated debentures due through 1998                                                53,851         54,555
- -------------------------------------------------------------------------------------------------------------------------------
                    Total                                                                              66,263         69,767
Subsidiaries
 Variable rate subordinated debentures due through 1997 (2)                                                            3,160
 8.5% mortgage note due through 1997                                                                      105            140
- -------------------------------------------------------------------------------------------------------------------------------
                    Total                                                                                 105          3,300
Capital lease obligations (Note K)                                                                      3,547          4,055
- -------------------------------------------------------------------------------------------------------------------------------
                    Total Long-Term Debt                                                              $69,915        $77,122
===============================================================================================================================

(1)  Interest rate is Marine Midland Bank prime rate.
(2) Interest rate was First City National Bank of Houston prime rate with a maximum of 11% and a minimum of 7%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

P. Capital

The Corporation authorized a major repurchase program for its common stock and Equity Contracts (described below) during the fourth quarter of 1994 to reposition the balance sheet and, therefore, improve return on equity. The Corporation repurchased, through a Dutch Auction, approximately 2.2 million, or 14%, of its outstanding common stock at a cost of $78 per share. In addition, the Corporation repurchased, through a separate self tender offer, approximately 294 thousand of the Equity Contracts at a cost of $21.625 for each contract. The aggregate cost of the repurchase program was approximately $176.5 million. This significant reduction in shareholders' equity was offset, in part, by an increase in retained earnings of approximately $141.2 million.

The Corporation adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, in 1994 which requires inclusion of unrealized gains and losses on investment securities available-for-sale as a separate component of shareholders' equity. As of December 31, 1994, after-tax unrealized losses amounted to approximately $1.3 million which reduced shareholders' equity.

The factors described above were the primary contributors to the reduction of shareholder's equity from $815.6 million as of December 31, 1993 to $795 million as of December 31, 1994.

On November 10, 1988, as part of the Debentures discussed in Note O, the Corporation issued $55 million of Equity Contracts. The remaining Equity Contract holders at December 31, 1994 are required to purchase $37.5 million of the Corporation's common stock on May 10, 1998 at a price of $56.375 per share, but have the option to purchase all or a portion of the shares covered by the contract prior to May 10, 1998 at the same price per share. Payment for these shares may be made in cash or by surrender of the Debentures. The Equity Contract owners are not shareholders and do not have any of the rights or privileges of common stock holders. The number of common stock shares issued through the surrender of Debentures pursuant to the Equity Contracts was 13,478 and 1,773 during the years 1994 and 1993, respectively. In addition, there were 88 shares issued through cash exercise of Equity Contracts during 1994. There were no shares of common stock issued pursuant to the Equity Contracts during 1992.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

Rights at $.05 per Right prior to the occurrence of any of the above events.

If, after the occurrence of one of the above events, any entity becomes the beneficial owner of 25% or more of the Corporation's common stock, other than pursuant to certain tender or exchange offers described in the Plan, or if the Board of Directors of the Corporation determines that any person or group that is the beneficial owner of 15 % or more of the Corporation's common stock is an Adverse Person, as specified in the Plan, each Right not owned by such person or any related party will entitle its holder to purchase, at the Right's then-current exercise price, shares of the Corporation's common stock having a value of twice the Right's exercise price. Following the occurrence of any such event, all Rights held by a 20% or more shareholder or an Adverse Person will be null and void. In addition, if after any person has become a 20% or more shareholder, the Corporation is involved in a merger or other business combination transaction with another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a value of twice the Right's exercise price.

On February 4, 1995, the Corporation amended the Rights Plan, with the effect of exempting the Agreement and Plan of Merger dated February 4, 1995, by and among National Australia Bank Limited, MNC Acquisition Corporation, and Michigan National Corporation, and the events and transactions contemplated thereby from the Rights Plan. See Note Z regarding the Agreement and Plan of Merger.

The Corporation is authorized, from time to time and in one or more series, to issue up to a total of six million shares of Preferred Stock, $10 par value, with terms, conditions, rights and preference to be determined by the Board of Directors prior to any such issuance.

The Corporation's tier 1 risk-based capital ratio at December 31, 1994 and 1993, was 8.88% and 9.57%, respectively. The total risk-based capital ratio was 10.82% and 11.73% at December 31, 1994 and 1993, respectively. The leverage ratio at December 31, 1994 and 1993 was 7.72% and 7.56%, respectively. The minimum ratios for a well-capitalized financial institution as designated by the FDIC Improvement Act of 1992 are 6.00%, 10.00% and 5.00% for the tier 1 risk-based capital ratio, total risk-based capital ratio and leverage ratio, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
Q. Employee Benefit Plans
- --------------------------------------------------------------------------------

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

At December 31, 1994, 615,832 shares have been granted and exercised; 458,342 were granted and outstanding; no shares were available for future grant under the Plan provisions which limit the total number of shares authorized for issuance to 8% of the Corporation's outstanding common stock.

Generally, stock options are granted with an exercise price equal to the market value on the date of grant and are vested over a three-year period. The options granted under the Plan are not exercisable before one year or after 10 years from date of grant. Total shares immediately exercisable under stock options were 416,885, 508,760 and 498,153 at December 31, 1994, 1993, and 1992
respectively. Following is a summary of the activity with respect to stock options offered by the Corporation.
- --------------------------------------------------------------------------------

                                                                                          Number of             Option Price
                                                                                           Shares                 per Share
- -----------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1991                                                                879,567           $16.75-$51.50
  Granted                                                                                       5,600             42.00-44.75
  Exercised (1)                                                                              (266,073)          17.6875-40.50
  Terminated                                                                                  (23,233)            18.50-51.50
- -----------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1992                                                                595,861             16.75-51.50
  Granted                                                                                     192,450             58.25-60.00
  Exercised                                                                                  (147,340)            18.25-51.50
  Terminated                                                                                   (4,855)            18.50-59.50
- -----------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1993                                                                636,116             16.75-60.00
  Granted                                                                                      28,500             61.50-78.25
  Exercised                                                                                  (191,221)            16.75-61.50
  Terminated                                                                                  (15,053)            34.25-59.50
- -----------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1994                                                                458,342           $16.75-$78.25
===================================================================================================================================

(1) Includes 200,000 shares exercised under the 1985 stock options granted to the Chief Executive Officer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
Q. Employee Benefit Plans (continued)
- --------------------------------------------------------------------------------
Pension
All eligible, salaried employees of the Corporation are covered by a non-contributory, defined benefit pension plan. Benefits under the plan are based on years of service and the highest average level of compensation for any five consecutive years out of the last ten years of service. The majority of the plan assets are invested in fixed income U. S. Government obligations and equities, with the balance in cash and cash equivalents.
- --------------------------------------------------------------------------------
The following is a summary of the components of net periodic pension costs for years ended December 31.
- --------------------------------------------------------------------------------

(in thousands)                                                                             1994           1993           1992
- ------------------------------------------------------------------------------------------------------------------------------
Service cost                                                                             $4,515         $3,448         $2,794
Interest cost                                                                             5,547          4,598          4,009
Actual return on plan assets                                                             (4,775)        (4,366)        (3,832)
Net amortization and deferral                                                             1,614            829            819
- ------------------------------------------------------------------------------------------------------------------------------
     Net periodic pension cost                                                            6,901          4,509          3,790
     August 31, 1994 curtailment loss (1)                                                   183
     October 31, 1994 curtailment loss (1)                                                  935
- ------------------------------------------------------------------------------------------------------------------------------
Total pension cost                                                                       $8,019         $4,509         $3,790
- ------------------------------------------------------------------------------------------------------------------------------

(1)  Refer to Note B for a discussion of the curtailment losses.

The "projected credit unit" method is used in the determination of accumulated benefits and periodic pension cost. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.5% at December 31, 1994 and 7.0% at December 31, 1993. The assumed rate of increase in future salaries was 5% at December 31, 1994 and 1993. The expected long-term rate of return on assets was 8.25% at December 31, 1994 and 1993.
The net obligation at the date of adoption is being recognized over 15 years on a straight-line basis. The unrecognized prior service cost is the result of plan amendments effective January 1, 1988, 1989, 1991, and 1993. This cost is being recognized on a straight-line basis over approximately 13 years, the average remaining service of employees. The Corporation's funding policy is to contribute annually within the range of tax deductible amounts after considering the Employee Retirement Income Security Act.

The following table sets forth the plan's funded status and the prepaid pension cost recorded in the consolidated statement of condition.
- --------------------------------------------------------------------------------

December 31 (in thousands)                                                                                1994           1993
- ------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations
  Vested benefit obligation                                                                           ($45,509)      ($49,021)
  Non-vested benefit obligation                                                                         (1,471)        (3,677)
- ------------------------------------------------------------------------------------------------------------------------------
       Accumulated benefit obligation                                                                  (46,980)       (52,698)
Value of future pay increases                                                                          (12,020)       (24,499)
- ------------------------------------------------------------------------------------------------------------------------------
       Projected benefit obligation                                                                    (59,000)       (77,197)
Fair value of plan assets                                                                               57,414         56,262
- ------------------------------------------------------------------------------------------------------------------------------
       Projected benefit obligation in excess of plan assets                                            (1,586)       (20,935)
Unrecognized net obligation at date of adoption                                                          3,201          4,852
Unrecognized prior service cost                                                                            130          1,742
Unrecognized net gain                                                                                      177         20,054
- ------------------------------------------------------------------------------------------------------------------------------
       Prepaid pension cost                                                                             $1,922         $5,713
- ------------------------------------------------------------------------------------------------------------------------------

During the years ended December 31, 1994, 1993, and 1992 the Corporation recognized additional pension expense of $1.7 million , $0.6 million, and $0.4 million, respectively, for supplemental pension benefits. The expense for 1994 includes approximately $0.5 million in settlement losses resulting from the purchase of annuities for three plan participants terminated during 1994. The unfunded recognized pension obligation for these benefits was $3.3 million and $3.0 million at December 31, 1994 and 1993, respectively. The liability balance includes an additional minimum liability of $0.7 million recognized in
1993 under the provisions of SFAS No. 87.   The recognition of this additional
minimum liability was offset by the recognition of an intangible asset of $0.3 million and a reduction in stockholders' equity of $0.4 million.

During 1992, the Corporation purchased individual deferred annuities to settle the December 31, 1992 accumulated benefit obligation of certain of the participants of the supplemental plans. The total cost of the annuities was $1.5 million and the settlement resulted in an approximate $0.3 million settlement gain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

Q.  Employee Benefit Plans (continued)

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
In 1985, the Corporation established an Employee Stock Ownership Plan and Trust
(ESOP). The ESOP purchased 1.3 million newly-issued shares of common stock and the Corporation contributed an additional 6,035 shares of common stock to the ESOP.

All employees are eligible to participate in the ESOP if employed by the Corporation or a participating subsidiary, after completion of the age and service requirements. An employee will be enrolled as a participant on the first Enrollment Date after reaching age 18 and completing 1,000 hours of service.

When the plan was established, the Corporation loaned the ESOP approximately $37.6 million to finance its purchase of the stock in exchange for a promissory note. The outstanding principal of the note was $12.4 million at December 31, 1994, and is accounted for as a reduction from shareholders' equity. The repayment terms are identical to those of a related borrowing by the Corporation from Marine Midland Bank, N.A. discussed in Note O. The ESOP made an annual principal payment of $2.8 million and interest payments of $1.0 million, $1.0 million and $1.3 million in 1994, 1993 and 1992, respectively, to the Corporation.


The Corporation's initial contribution to the ESOP of 6,035 shares was made on behalf of all regular full-time employees age 18 or over as of July 10, 1985. This was equal to one share of Michigan National Corporation common stock for each eligible employee. Thereafter, the Corporation makes contributions to the plan in amounts which, when added to the dividends received on the Corporation's shares owned by the ESOP and not yet allocated to participant accounts, are at least enough to allow the ESOP to pay principal and interest on its loan. The Corporation contributed $3.2 million, $3.0 million and $3.1 million in 1994, 1993 and 1992, respectively, to the ESOP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
R.   POSTRETIREMENT BENEFITS
- --------------------------------------------------------------------------------

The Corporation provides certain health care and life insurance benefits for all of its retired employees who are eligible for a benefit under the pension
plan, are at least age 55 and have at least 15 years of service.   Effective
January 1, 1993, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pension. SFAS No. 106 requires the Corporation to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Corporation previously expensed the cost of these benefits as claims were incurred. For the year ended December
31, 1992, the Corporation recognized expense of $1.3 million for postretirement benefit claims paid. SFAS No. 106 allows the immediate recognition of the cumulative effect of the liability (transition obligation) in the year of adoption or amortization of the transition obligation over a period of up to twenty years. The Corporation has elected to recognize the January 1, 1993 transition obligation over a period of twenty years. The Corporation's cash flows are not affected by the implementation of SFAS No. 106, but additional expense for the year ended December 31, 1993 of approximately $5.6 million was recorded.
- --------------------------------------------------------------------------------
The following is a summary of the components of net periodic postretirement costs for the years ended December 31 determined under the provisions of SFAS
No. 106
- --------------------------------------------------------------------------------

(in thousands)                                                                                 1994        1993
- -----------------------------------------------------------------------------------------------------------------------------------
Service cost                                                                                      $784      $1,364
Interest cost                                                                                    3,147       3,536
Amortization of transition obligation                                                            1,193       2,012
Amortization of unrecognized loss                                                                  519
- -----------------------------------------------------------------------------------------------------------------------------------
  Net periodic postretirement cost                                                               5,643       6,912
  August 31, 1994 curtailment loss   (1)                                                         4,350
  October 31, 1994 curtailment loss  (1)                                                         3,143
- -----------------------------------------------------------------------------------------------------------------------------------
Total postretirement cost                                                                      $13,136      $6,912
- -----------------------------------------------------------------------------------------------------------------------------------

(1)  Refer to Note B for a discussion of the curtailment losses.
- --------------------------------------------------------------------------------
The following table presents a reconciliation of amounts recorded in the
December 31 consolidated statement of condition.
- --------------------------------------------------------------------------------

(in thousands)                                                                                 1994        1993
- -----------------------------------------------------------------------------------------------------------------------------------
     Accumulated Postretirement Benefit Obligation (APBO):
        Retirees                                                                              ($28,499)   ($27,617)
        Fully eligible active plan participants                                                 (4,536)     (6,004)
        Other active plan participants                                                            (678)    (20,939)
- -----------------------------------------------------------------------------------------------------------------------------------
     Total                                                                                     (33,713)    (54,560)
     Unrecognized net loss                                                                       5,379      10,770
     Unrecognized transition obligation                                                         11,631      38,216
- -----------------------------------------------------------------------------------------------------------------------------------
     Accrued postretirement benefit liability                                                 ($16,703)    ($5,574)
- -----------------------------------------------------------------------------------------------------------------------------------

Effective April 1, 1994, the substantive postretirement benefit plan was amended to reduce the amount of benefits to be paid to future retirees. This plan amendment reduced the APBO by $17.9 million. The unrecognized transition obligation was reduced by the same amount.

The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.5% at December 31, 1994 and 7.0% at December 31, 1993.

The Corporation has not funded its postretirement obligation.

For purposes of measuring the accumulated benefit obligation and periodic cost, a 13% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1994; the rate was further assumed to decline linearly over the next 13 years to 5.5%.

A one-percentage increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by an estimated $3.2 million and the annual net periodic postretirement health care cost by an estimated $0.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

S.  Off-Balance Sheet Financial Instruments

The Corporation is a party to various financial transactions that generally do not involve funding in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to realize profits. These transactions which are not reflected on the Statement of Condition because they are not generally funded, are referred to as off-balance-sheet financial instruments and they include: commitments to extend credit, loans sold with recourse, standby and other letters of credit, derivatives such as forward and futures contracts, foreign currency futures, foreign exchange contracts, options, interest rate swap contracts and interest rate caps. These financial instruments involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the Statement of Condition. The contract or notional amount of these instruments expresses the extent of involvement the Corporation has in particular classes of financial instruments.

The following presents the Corporation's outstanding off-balance-sheet financial instruments followed by a discussion of each type of off-balance-sheet financial instrument pursuant to SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk and SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
S. Off-Balance Sheet Financial Instruments
The following summarizes the financial instruments with off-balance sheet risk at December 31 of each year.

                                                                                             Contract or Notional Amount
(in thousands)                                                                                    1994           1993
- ---------------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts
represent credit risk:
- ---------------------------------------------------------------------------------------------------------------------------
Contracts held for purposes other than trading:

    Commitments to extend credit                                                                 $2,847,236     $3,443,721
    Standby and other letters of credit                                                             281,719        221,580
    Loans sold with recourse                                                                         97,511        115,681
===========================================================================================================================

- ---------------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract or notional
amounts exceed the amount of credit risk:
- ---------------------------------------------------------------------------------------------------------------------------
Contracts held for purposes other than trading:

    Forward rate contracts
      Commitments to sell                                                                                          701,478
    Interest rate swap contracts                                                                  1,738,038      2,514,207
    Interest rate caps                                                                               40,750         10,000

  Customer accommodation contracts held for trading:

    Foreign exchange contracts                                                                       20,690          4,565
==========================================================================================================================

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
S. Off-Balance Sheet Financial Instruments (continued)
- --------------------------------------------------------------------------------
Off-Balance-Sheet Derivative Financial Instruments

December 31 (in thousands)                                             1994                         1993
- -------------------------------------------------------------------------------------------------------------------------

                                                                  Notional     End of Period    Notional     End of Period
                                                                   Amount       Fair Value       Amount       Fair Value
- -------------------------------------------------------------------------------------------------------------------------
Contracts held for purposes other than trading:

Interest rate swaps                                              $1,738,038                    $2,514,207
  Carrying amount                                                                     $669                       $11,787
  Unrealized gross gain                                                              2,103                        36,822
  Unrealized gross loss                                                            (86,413)                       (2,525)
- -------------------------------------------------------------------------------------------------------------------------
               Total                                              1,738,038        (83,641)     2,514,207         46,084
- -------------------------------------------------------------------------------------------------------------------------
Interest rate caps
  Options written                                                    20,375                         5,000
   Carrying amount                                                                    (149)                          (61)
   Unrealized gross gain
   Unrealized gross loss                                                              (462)                          (44)
- -------------------------------------------------------------------------------------------------------------------------
               Sub-total                                             20,375           (611)         5,000           (105)
- -------------------------------------------------------------------------------------------------------------------------
Options purchased                                                    20,375                         5,000
  Carrying amount                                                                      103                            46
  Unrealized gross gain                                                                462                            44
  Unrealized gross loss
- -------------------------------------------------------------------------------------------------------------------------
               Sub-total                                             20,375            565          5,000             90
- -------------------------------------------------------------------------------------------------------------------------
               Total                                                 40,750            (46)        10,000            (15)
- -------------------------------------------------------------------------------------------------------------------------
   Total contracts for purposes other than trading               $1,778,788       ($83,687)    $2,524,207        $46,069
=========================================================================================================================
Customer accommodation contracts held for trading :

  Foreign exchange forward contract                                 $20,591            $31         $4,464            $23
  Spot foreign exchange                                                  99                           101
- -------------------------------------------------------------------------------------------------------------------------
Total contracts held for trading                                    $20,690            $31         $4,565            $23
=========================================================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
S. Off-Balance Sheet Financial Instruments (continued)
- --------------------------------------------------------------------------------
Interest Rate Swaps - Weighted Average Rate
December 31, 1994 (in thousands)

                                                                                              Weighted Average
                                                                               ------------------------------------------
                                                                 Notional          Rate           Rate          Months
                                                                   Value         Received       Paid (1)     Remaining (2)
- -------------------------------------------------------------------------------------------------------------------------
Receive fixed rate:
  Non-amortizing  swaps                                          $1,066,750           6.37%          6.34%            29
  Amortizing swaps                                                  671,288           5.48%          5.96%            25
- -------------------------------------------------------------------------------------------------------------------------
               Total interest rate swaps                         $1,738,038           6.03%          6.19%            27
=========================================================================================================================

(1) Rate paid on 78% of the outstanding notional value is tied to the three month LIBOR rate and the remainder is primarily tied to the six month LIBOR rate.
(2)  The remaining maturity for non-amortizing swaps range from 8 months to
      5.59 years while that for the amortizing swaps range from 2 months to
      8.92 years.



- ----------------------------------------------------------------------------------------------------------
Interest Rate Swaps and Interest Rate Caps - Activity
(In thousands)
- ----------------------------------------------------------------------------------------------------------
                                                                Interest Rate  Interest Rate
                                                                   Swaps           Caps          Total
- ----------------------------------------------------------------------------------------------------------
Balance,  December 31, 1992                                      $1,809,672                    $1,809,672
  New transactions                                                1,523,549        $10,000      1,533,549
  Maturities/amortization                                          (819,014)                     (819,014)
- ----------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                        2,514,207         10,000      2,524,207
  New transactions                                                  697,174         30,750        727,924
  Maturities/amortization                                          (584,526)                     (584,526)
  Terminations (1)                                                 (888,817)                     (888,817)
- ----------------------------------------------------------------------------------------------------------
Balance,  December 31, 1994                                      $1,738,038         40,750     $1,778,788
==========================================================================================================

(1) Approximately $874.7 million were terminated in connection with the sale of IOMC servicing rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

COMMITMENTS TO EXTEND CREDIT
The Corporation enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.

Commercial customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Corporation's commitments to extend credit to commercial customers are contingent upon the customers maintaining specific credit standards at the time of loan funding. At December 31, 1994 and 1993, the Corporation had entered into commitments to lend primarily to commercial customers in the amounts of approximately $2.8 billion and $2.9 billion, respectively. The Corporation does not expect all of these outstanding commitments to be drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash requirements.

The Corporation also has contractual commitments to close and fund residential mortgage loan applications within a specified period of time at specified interest rates. Simultaneously, the Corporation enters into best effort delivery commitments with third party mortgage bankers. These best efforts delivery commitments are at interest rates equivalent to the loan application interest rates. The Corporation is only required to deliver those loans that are closed and funded under best efforts correspondent sale agreements which, therefore, present no market value risk to the Corporation. The Corporation had contractual commitments to close and fund residential mortgage loan applications of approximately $7.9 million as of December 31, 1994 compared to $530 million as of December 31, 1993. Loans that were closed and funded relating to the outstanding commitment balance at December 31, 1993 were delivered to outside investors under previously contracted forward rate agreements as discussed below under Forward Contracts.

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

LOANS SOLD WITH RECOURSE
Prior to 1990, IOMC sold loans with recourse. Approximately $98 million and $116 million of such loans were still outstanding as of December 31, 1994 and 1993, respectively. These transactions were recorded as sales with appropriate liability established for such losses. Actual losses to date have not been significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

FOREIGN EXCHANGE CONTRACTS
Foreign exchange contracts are entered into primarily for trading activities. The risk in these contracts arises from the ability of the counterparties to deliver under the terms of the contract. Also, market risk arises from inherent fluctuations in currency exchange rates. The Corporation is engaged in foreign exchange trading, on a limited basis, on behalf of its customers. Approximately half of the $20.7 million of outstanding notional value at December 31, 1994 represented customer accommodations which were directly offset with transactions with other institutions for the same amount in order to manage the risks involved in these transactions. The year-to-date average fair value of foreign exchange forward contracts used by the Corporation during 1994 was approximately $19 thousand. The net gain realized from foreign exchange trading for 1994 was $1.4 million and this was recorded in other non-interest income.

FUTURES CONTRACTS
Futures contracts represent future commitments to purchase or sell securities at a specified price and date.

The Corporation uses futures in connection with its trading activities. The Corporation mitigates its credit risk by entering into futures contracts through organized exchanges which control who can purchase and sell such contracts. Net gains related to futures trading during 1994, amounted to $389 thousand and were recorded in other non-interest income. During 1994, the average fair value of the Corporation's futures contract liability was $48.7 million. At December 31, 1994 and 1993, the Corporation did not have any outstanding futures contracts.

FORWARD CONTRACTS
The Corporation used forward contracts to hedge the assets and liabilities of its mortgage banking business. As a result of the sale of certain assets of this business, the Corporation is no longer a party to such financial instruments and therefore, has no outstanding forward rate agreements as of December 31, 1994. The $701 million forward rate agreements outstanding at December 31, 1993 represented commitments to sell loans to another party at a specified price and specified date in the future. No losses occurred in the aggregate as a result of the forward rate agreements outstanding as of December 31, 1993.

INTEREST RATE SWAPS
Interest rate swaps obligate two parties to exchange periodic cash flows based on two different rates of interest applied to the same notional principal amount. The parties exchange cash flows of a fixed or floating rate based on specified interest rate indices. The Corporation has entered into interest rate swap agreements with third parties to hedge specific assets or liabilities and to reduce the impact of changes in interest rates on its earnings. The Corporation has entered into customer accommodation swap transactions which are also used for hedging purposes. Additionally, certain of the Corporation's interest rate swaps, referred to as amortizing swaps, have a declining notional feature. The notional balance and lives of the Corporation's amortizing swaps are based on: a predetermined amortization period where the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

notional balance is amortized over such period and, an interest rate index where the notional balance declines rapidly when the interest rate falls and declines more slowly when rates increase. The credit risk associated with interest rate swap agreements revolves around the ability of the counterparty to perform its payment obligation under the agreement. Credit exposure exists at a particular point in time when an interest rate swap has a positive market value. The Corporation minimizes its credit risk by performing normal credit reviews on its swap counterparties. Additionally, this exposure is further minimized by the collateral value received from the counterparty as required by written agreements. Furthermore, in managing its credit risk, it is the Corporation's policy to execute net counterparty payments on all new swap transactions. At December 31, 1994, 100% of the swap portfolio was on a net payment basis.

At December 31, 1994 and 1993, the Corporation had interest rate swap agreements hedging variable rate commercial loans with a total notional principal amount of $1.7 billion and $2.0 billion, respectively, of which $142 million and $152 million, respectively, were customer accommodation swaps. At December 31, 1994 and 1993, the Corporation had credit exposure on these interest rate swaps of $2.1 million and $23 million, respectively.

At December 31, 1993, the Corporation had interest rate swap agreements outstanding with a notional principal amount of approximately $541 million hedging a portion of its production of residential mortgage servicing. These swap agreements were marked to market in the third quarter and terminated in the fourth quarter of 1994 as a result of the sale of such assets. The mark-to-market associated with this action was approximately $1.4 million which was netted against the gain realized from the sale of certain assets of the Corporation's mortgage banking business. For further information regarding this sale, refer to Note B and Note C.

INTEREST RATE CAPS
Interest rate caps obligate the seller of the interest rate cap to make payments to the buyer if an interest rate index exceeds a specified "capped" level. Interest rate caps are offered by the Corporation to its existing commercial loan customers as a means of managing their interest rate exposure related to specific variable rate loans outstanding with the Corporation. At December 31, 1994, the Corporation was party to interest rate cap agreements with a notional principal of approximately $40.8 million. Of the outstanding notional amount at December 31, 1994, approximately $20.4 million were written customer accommodation caps which were directly offset in the market place with approximately the same amount of purchased caps in order to mitigate the market risks involved in these transactions.

OPTIONS
Options are contracts allowing, but not requiring, its holder to buy or sell a specific financial instrument at a specified price on or before a specified date. An issued option obligates the seller of the contract to purchase or sell a specific financial instrument at the option of the buyer of the contract. The Corporation uses options in connection with its trading activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

The year-to-date average fair value of options used by the Corporation during 1994 was insignificant. The total losses attributed to options trading during 1994 was $8 thousand and this loss was reported in other non-interest income. The Corporation had no outstanding option contracts as of December 31, 1994 and 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

T. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of estimated fair values of financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate such values. In cases where quoted market prices are not available, fair value estimates are based on the present value of expected future cash flows or other valuation techniques, all of which may be significantly affected by the assumptions used. Therefore, these values may not be substantiated by comparison to independent markets and are not intended to reflect proceeds that may be realized from a current exchange. Furthermore, the Corporation does not intend to dispose of a significant portion of financial instruments, and thus any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

SFAS No. 107 excludes certain financial instruments from its disclosure requirements, such as obligations for pension and other postretirement benefits, deferred compensation arrangements and leases. In addition, disclosure of fair value estimates are not required for non-financial assets and liabilities, such as premises and equipment and intangible assets.

The estimated fair value of financial instruments is presented in the following table. A discussion of the methods and assumptions applied to estimate the fair value of each class of financial instrument for which it is practicable to estimate such value follows the table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidairies


- --------------------------------------------------------------------------------
T. Fair Value of Financial Instruments
- --------------------------------------------------------------------------------
The following summarizes the estimated fair value of financial instruments at December 31 of each year. The estimated fair values are not intended to reflect proceeds that could be realized in a current exchange.

(in thousands)                                                                    1994                         1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                           Carrying        Fair          Carrying        Fair
                                                                            Amount         Value          Amount         Value
- ----------------------------------------------------------------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents                                                 $880,008       $880,008     $1,001,080     $1,001,080
  Interest-bearing deposits                                                   10,200         10,200        121,445        121,445
  Money market investments                                                    13,433         13,433         11,513         11,513
  Investment securities                                                    1,364,053      1,336,367      1,314,666      1,344,550
  Trading securities                                                          10,720         10,720         70,113         70,113
  Loans (including unfunded commitments)                                   5,897,849      5,748,238      6,670,726      6,530,716
     Allowance for loan loss                                                (164,344)                     (190,992)
          Loans, net of allowance                                          5,733,505      5,748,238      6,479,734      6,530,716
  Other assets:
         Accrued interest receivable                                          55,984         55,984         65,560         65,560
         Excess service fees                                                                                 6,869          7,221
         Note receivable-FDIC                                                                              462,535        462,535

Financial liabilities:
  Deposits                                                                $7,291,104     $7,275,032     $8,725,079     $8,885,082
  Trading liabilities                                                          5,234          5,234         13,881         13,881
  Other short-term borrowing                                                 313,796        313,796        279,412        279,412
  Long-term debt                                                              66,368         77,848         73,067         75,522
  Accrued interest payable                                                    30,910         30,910          7,320          7,320

Unrecognized financial instruments: (1)

   Assets:
    Foreign exchange contracts-held for trading                                  N/A             31            N/A             23
    Interest rate swaps - receivable                                           2,779          4,882         11,827         48,609

  Liabilities:
    Interest rate swaps - payable                                              2,110         88,523             40          2,525
    Interest rate caps                                                            46             46             15             15
====================================================================================================================================

(1) The amounts shown under the "carrying amount" represent on-balance-sheet receivables, payables and deferred fees arising from these unrecognized financial instruments. Commitments to extend credit and standby letters of credit are included in Loans.

N/A: not applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

METHODS AND ASSUMPTIONS
Cash and cash equivalents, interest-bearing deposits, money market investments, accrued interest receivable, short-term debt and accrued interest payable are short-term instruments whose carrying amounts represent reasonable estimates of fair value.

The carrying amounts for short-term investments approximate market value because they mature in 90 days or less. The estimated fair value of longer term investments, excluding investment securities available-for-sale, was based on quoted market prices or bid quotations received from securities dealers. Investment securities available-for-sale, investments held-for-trading and trading liabilities were carried at their market values.

The estimated fair value of performing variable rate loans was based on their carrying values adjusted by an estimate of losses inherent in the loan portfolio. The fair value of performing fixed rate loans was segregated by loan type (e.g., commercial, commercial real estate-mortgage, short-term commercial real estate-construction, installment, and residential mortgages held for investment) and estimated through a discounted cash flow calculation that applies interest rates currently being offered for new loans with similar terms and conditions. The fair value of performing fixed rate residential mortgage loans held for sale was estimated on the basis of existing correspondent commitments to sell such loans. Fair value of non-accrual loans (fixed and variable) were generally estimated based on recent appraisals of the underlying collateral or carrying value adjusted for potential credit loss.

The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, money market and checking accounts, was equal to the amount payable on demand as of December 31, 1994. The fair value of certificates of deposit was estimated by discounting their expected future cash flows using rates offered for deposits of similar remaining maturities as of the reporting date. The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

The estimated fair value of the Corporation's Debentures was based on the quoted market prices for similar issues available to the Corporation for debt of the same remaining maturities. The remainder of the Corporation's long-term debt (excluding capital leases) was estimated to approximate market value.

The carrying value of commitments to extend credit and standby and other letters of credit approximates fair value. Fees currently charged by the Corporation to enter into similar agreements have remained unchanged over the past year.

Foreign exchange contracts' fair value estimate was determined by quoted market prices or quotes from broker dealers.

The estimated fair value of interest rate swaps and interest rate caps were calculated on a present value basis using current interest rates, taking into consideration the credit worthiness of the counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
U.  Other Expenses
- --------------------------------------------------------------------------------
The following details other expenses for the years ended December 31.
- --------------------------------------------------------------------------------

(in thousands)                                                                            1994           1993           1992
- ----------------------------------------------------------------------------------------------------------------------------------
FDIC insurance                                                                              $20,663        $21,798        $19,732
Communications                                                                                8,246          9,377          9,600
Stationery and supplies                                                                       7,947          9,944          9,090
Advertising                                                                                   6,147          8,154          4,121
Michigan single business tax                                                                  8,700          6,681          5,296
Postage                                                                                       4,953          6,236          5,899
Amortization of goodwill                                                                      1,983          1,137            873
Uncollected interest on early payoffs of loans serviced                                       3,627         11,965          7,543
Provision for foreclosure costs on loans serviced                                             2,850          4,275         12,653
Other                                                                                        31,117         38,325         32,197
- ----------------------------------------------------------------------------------------------------------------------------------
                                        Total                                               $96,233       $117,892       $107,004
==================================================================================================================================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

V.  Legal Proceedings and Regulatory Matters

LEGAL PROCEEDINGS
On February 21, 1995, a class action lawsuit was instituted by a shareholder of the Corporation, Gino Pittiglio, against Robert J. Mylod, Douglas Ebert, Joseph Whiteside and the Corporation in the United States District Court for the Eastern District of Michigan alleging violations of Sections 10(b), 13(e), 14(e) and 20(a) of Securities Exchange Act of 1934 and Rules 10b-5, 13e and 13e-4 thereunder, common law fraud and breach of fiduciary duty. The complaint is a purported class action on behalf of all persons that sold the Corporation's securities from November 3, 1994 through February 3, 1995 ("Class Period") by either tendering the shares to the Corporation or selling them on the open market. A second class action lawsuit, which is substantially identical to the Pittiglio suit, was filed on behalf of Ms. Elizabeth Temrowski on February 24, 1995 in the same court. Management and legal counsel believe that there are numerous valid defenses to these claims. Based upon the substantial defenses available, it is believed that the ultimate outcome of these claims will not have a material adverse impact on the financial condition of the Corporation.

A class action lawsuit was filed by Thomas Bradford against IOMC in the Supreme Court of New York for Monroe County and subsequently removed to the U.S. District Court for the Western District of New York and subsequently transferred to the U.S. District Court for Northern District of Illinois (Civil Action File No. 93-CV-6423T). The Plaintiff alleges that IOMC required its mortgagors to deposit excessive funds into their escrow accounts for the payment of property taxes, insurance and other obligations. The Plaintiffs seek a refund to current mortgagors from their escrow accounts and the payment of interest on the alleged "excess" funds held by IOMC. Management and legal counsel believe that there are numerous valid defenses to this claim. Based upon the substantial defenses available, it is believed that the ultimate outcome of this claim will not have a material adverse impact on the financial condition of the Corporation.

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

Other than that which is stated above, there have been no material developments in any previously reported legal proceedings brought against the Corporation, nor any new material legal proceedings brought against the Corporation during 1994.


REGULATORY MATTERS
During October 1994, the Central Office of the Comptroller of the Currency
(OCC) terminated the Memorandum of Understanding (MOU) it entered into with MNB in August 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
W. Income Taxes
- --------------------------------------------------------------------------------
The following is a summary of the components of income tax (benefit) provision for the year ended December 31.
- --------------------------------------------------------------------------------

(in thousands)                                                                     1994           1993           1992
- ---------------------------------------------------------------------------------------------------------------------------
Taxes estimated to be payable currently
    Federal taxes                                                                    $30,845        $18,453        $18,051
    State taxes                                                                          254            972            808
    FDIC's share of current tax benefits associated with IOBOC                         7,893          2,829          3,752
- ---------------------------------------------------------------------------------------------------------------------------
                                  Subtotal                                            38,992         22,254         22,611
- ---------------------------------------------------------------------------------------------------------------------------
Deferred federal tax benefit
    Deferred tax benefit                                                             (57,421)       (10,971)       (19,343)
    Change in the valuation allowance for deferred tax assets                        (29,985)       (13,290)         3,384
- ---------------------------------------------------------------------------------------------------------------------------
                                  Subtotal                                           (87,406)       (24,261)       (15,959)
- ---------------------------------------------------------------------------------------------------------------------------
               Total income tax (benefit) provision                                 ($48,414)       ($2,007)        $6,652
===========================================================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
W. Income Taxes  (continued)
- --------------------------------------------------------------------------------
Significant deferred tax assets and liabilities as of December 31, 1994 and
1993 arising from temporary differences and carryforwards are as follows:
- --------------------------------------------------------------------------------

                                                                             1994                          1993
(in thousands)                                                      Asset        Liability        Asset        Liability
- ---------------------------------------------------------------------------------------------------------------------------
Allowance for possible credit losses                                  $57,548        $10,472        $66,847        $10,503
Net operating loss (NOL) carryforward, in 1993 net of estimated
     FDIC sharing  (Note F)                                            29,216                        29,598
IOBOC pre-acquisition NOL carryforwards,
    net of estimated FDIC sharing  (Note F)                            40,075                        40,462
Alternative minimum tax credit carryforward, in 1993 net of
    estimated FDIC sharing (Note F)                                    73,608                        26,902
Restructuring charges                                                  10,141
IOMC sale transaction costs                                             6,417
All others                                                             26,457          8,625         28,440         14,802
- ---------------------------------------------------------------------------------------------------------------------------
                  Subtotal                                            243,462         19,097        192,249         25,305
Valuation allowance                                                   (40,075)                      (70,059)
- ---------------------------------------------------------------------------------------------------------------------------
                  Subtotal                                            203,387         19,097        122,190         25,305
- ---------------------------------------------------------------------------------------------------------------------------
Unrealized losses on investment securities classified  as
     available for sale                                                   645
- ---------------------------------------------------------------------------------------------------------------------------
                             Total deferred taxes                    $204,032        $19,097       $122,190        $25,305
- ---------------------------------------------------------------------------------------------------------------------------

A valuation allowance has been provided for IOBOC pre-acquisition net operating loss carryforwards because of the uncertainty surrounding their realization.

The income tax (benefit) provision was different than the amount computed using the U.S. statutory income tax rate (35% for 1994 and 1993, 34% for 1992) as a result of the following:

(in thousands)                                                                     1994           1993           1992
- ---------------------------------------------------------------------------------------------------------------------------
Expected income tax                                                                  $43,152         $7,615        $22,596
Increases (reductions) in income tax expense resulting from:
    Tax-exempt assistance received by IOBOC and
         related transactions - net of FDIC sharing                                  (90,182)        (8,471)       (12,742)
    Other tax-exempt income                                                           (2,137)        (2,447)        (2,984)
    Change in statutory tax rate                                                                     (1,429)
    Provision for tax contingencies                                                   (1,727)         2,263            480
    State income tax provision                                                           164            686            609
    Goodwill amortization                                                                760            398            297
    All others                                                                         1,556           (622)        (1,604)
- ---------------------------------------------------------------------------------------------------------------------------
               Total income tax (benefit) provision                                 ($48,414)       ($2,007)        $6,652
- ---------------------------------------------------------------------------------------------------------------------------

At December 31, 1994, the Corporation had NOL carryforwards for federal income tax purposes of approximately $83 million arising in the years 1989, 1990 and 1991. These carryforwards will expire in the years 2004, 2005 and 2006, respectively. In addition NOL carryforwards of approximately $229 million were acquired and are available at December 31, 1994 to offset only the future taxable income of IOBOC. These carryforwards expire through 2003. The Corporation also has alternative minimum tax credit carryforwards for tax purposes of approximately $37.4 million which are available to reduce future federal regular income taxes over an indefinite period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

W.  Income Taxes (continued)

As discussed in Note A, the Corporation adopted SFAS No. 109 effective January 1, 1992. A $6.3 million cumulative effect on prior years of adopting the new standard was recognized in 1992. Prior to January 1, 1992, the Corporation determined income tax expense under the provisions of SFAS No. 96. SFAS No. 109 superseded SFAS No. 96.

During the third quarter 1994, Michigan National Corporation and IOBOC reached a settlement with the FDIC to terminate the Assistance Agreement. Under the Assistance Agreement, the Corporation was obligated to share certain tax benefits it realized with the FDIC. To the extent such benefits were recognized in prior periods for financial statement purposes, the Corporation also recorded a liability for the FDIC's share of such benefits, reducing the benefit reflected in income tax expense for that period. The Termination Agreement relieved the Corporation from this obligation, and accordingly, the accrued liability was reversed. This resulted in a reduction of 1994 income tax expense of approximately $41.7 million. For additional information on the Termination Agreement, refer to Note F.

In the second quarter 1994, tax benefits associated with the IOBOC acquisition of $42.8 million were recognized, $40.2 million of which were reflected in earnings, and $2.6 million of which were added directly to shareholders' equity
- - surplus. The ability of the Corporation to realize these benefits was challenged by the U.S. Treasury Department in a report issued in March 1991 to Congress. Congress addressed this matter in the Revenue Reconciliation Act of 1993, and denied recognition of certain tax benefits occurring after March 3, 1991. As a result of this Congressional action and discussions during the second quarter 1994 with the Federal government concerning the Corporation's tax returns, the Corporation recognized pre-March 3, 1991 tax benefits in its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

X. Industry Segment Information

The Corporation operates in two industry segments (as defined by SFAS No. 14, Financial Reporting for Segments of a Business Enterprise). The two industry segments are the mortgage banking industry and the financial institutions industry. As discussed in Note B and Note C, IOMC sold certain of its assets, including its $8.6 billion mortgage servicing portfolio, its mortgage servicing operation and non-Michigan loan origination business.

The Corporation continues to originate residential mortgage loans in the state of Michigan. Following is a presentation of the revenues, expenses, operating profits and identifiable assets for the Corporation's two industry segments for the years ended December 31, 1994, 1993 and 1992.

The intercompany income/(expense) presented below represents interest expense incurred by the mortgage banking business on its line of credit with the Corporation's bank subsidiary less interest income paid to the mortgage banking business by the bank subsidiary for investment earnings from deposit relationships (primarily escrow and custodial deposits) brought to the bank by the mortgage banking servicing business. In addition, intercompany income/(expense) includes operating expenses incurred by the mortgage banking business for services provided by the bank subsidiary (principally data processing services) and by the parent company (principally general administrative services).

The mortgage banking servicing business deposits referred to above were deposited with MNB and reflected in the total liabilities of the financial institution business segment. Those deposit balances were approximately $469 million and $501 million at December 31, 1993 and 1992, respectively. There were no escrow and custodial deposits at December 31, 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
X. Industry Segment Information (continued)
- --------------------------------------------------------------------------------

                                       Mortgage Banking               Financial Institutions            Consolidated Corporation
- ------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31
(in thousands)                     1994      1993      1992        1994       1993       1992         1994       1993       1992
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible
  credit losses                    $4,739   $25,315   $25,278     $344,574   $336,296   $305,163     $349,313   $361,611   $330,441
Non-interest income                39,507    95,280    81,015      150,019    155,152    147,464      189,526    250,432    228,479
Gain from sale of mort-
  gage servicing rights                       9,324     5,799                                                      9,324      5,799
Amortization of EFS                (2,424)  (18,926)   (9,485)                                         (2,424)   (18,926)    (9,485)
Other gains, net                   43,819                           24,757                             68,576
Amortization of PMSR              (10,447) (104,998)  (53,000)                                        (10,447)  (104,998)   (53,000)
Other non-interest expense        (59,676)  (83,193)  (79,810)    (411,580)  (392,494)  (355,966)    (471,256)  (475,687)  (435,776)
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes        $15,518  ($77,198) ($30,203)    $107,770    $98,954    $96,661     $123,288    $21,756    $66,458
====================================================================================================================================
Intercompany income/
  (expense) included in
  income (loss) before taxes     ($29,784) ($42,862) ($50,058)     $29,784    $42,862    $50,058
====================================================================================================================================
At December 31
(in millions)
- ------------------------------------------------------------------------------------------------------------------------------------
Total identifiable assets            $201    $1,001    $1,327       $8,617    $10,122    $10,605       $8,818    $11,123    $11,932
Intercompany assets included in
   total identifiable assets                    (15)      (20)        (126)      (935)    (1,249)        (126)      (950)    (1,269)
- ------------------------------------------------------------------------------------------------------------------------------------
Assets after intercompany
  eliminations                       $201      $986    $1,307       $8,491     $9,187     $9,356       $8,692    $10,173    $10,663
====================================================================================================================================

Mortgage Servicing Portfolio:
    Total                                    $9,569   $14,188                                                     $9,569    $14,188
    Originated servicing as a
      percentage of the total                    41%       28%                                                        41%        28%
====================================================================================================================================

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
Y.  Parent Company Financial Information
- --------------------------------------------------------------------------------
Condensed Parent Company only Statement of Condition
- --------------------------------------------------------------------------------

December 31 (in thousands)                                                                               1994           1993
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
  Cash                                                                                                        $119           $187
  Interest-bearing deposits with banks                                                                      53,845         35,185
  Short-term investments                                                                                     1,482         36,399
  Loans                                                                                                         20             40
  Receivables from subsidiaries                                                                              6,700          2,348
  Investment in bank and savings and loan subsidiaries                                                     738,333        834,394
  Investment in nonbank subsidiaries                                                                        20,904         22,042
  Premises and equipment, net                                                                                9,146         11,002
  Other assets                                                                                             105,742         32,071
- ----------------------------------------------------------------------------------------------------------------------------------
          Total Assets                                                                                    $936,291       $973,668
==================================================================================================================================
Liabilities and Shareholders' Equity
  Other liabilities                                                                                        $75,011        $88,311
  Long-term debt and capital lease obligations                                                              66,263         69,767
- ----------------------------------------------------------------------------------------------------------------------------------
          Total Liabilities                                                                                141,274        158,078
  Shareholders' equity                                                                                     795,017        815,590
- ----------------------------------------------------------------------------------------------------------------------------------
          Total Liabilities and Shareholders' Equity                                                      $936,291       $973,668
==================================================================================================================================


- --------------------------------------------------------------------------------
Condensed Parent Company only Statement of Income
- --------------------------------------------------------------------------------

Year Ended December 31 (in thousands)                                                     1994           1993           1992
- ----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Dividends from bank and savings and loan subsidiaries                                    $115,350        $40,500        $20,000
  Service fees and interest from subsidiaries                                                53,586         34,337         45,056
  Other gains, net                                                                           28,860
  Other                                                                                       7,422          8,619          9,371
- ----------------------------------------------------------------------------------------------------------------------------------
          Total Revenues                                                                    205,218         83,456         74,427
- ----------------------------------------------------------------------------------------------------------------------------------
Expenses
  Interest on debt                                                                            5,641          5,797          6,017
  Salaries, wages and employee benefits                                                      30,562         23,157         22,954
  Service fees paid to subsidiaries                                                           7,359          6,752          4,955
  Restructuring charge                                                                        5,030
  Other operating expenses                                                                   18,769         15,079         16,351
- ----------------------------------------------------------------------------------------------------------------------------------
          Total Expenses                                                                     67,361         50,785         50,277
- ----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and net income
  of subsidiaries                                                                           137,857         32,671         24,150
Federal income tax benefit                                                                  (79,761)        (5,485)        (9,460)
Equity in undistributed net income (loss) of subsidiaries:
  Banks and savings and loan                                                                (43,283)        18,780         25,841
  Nonbanks                                                                                   (2,633)       (33,173)           355
- ----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in accounting principle                         171,702         23,763         59,806
    Cumulative effect of a change in accounting principle                                                                   6,265
- ----------------------------------------------------------------------------------------------------------------------------------
          Net Income                                                                       $171,702        $23,763        $66,071
==================================================================================================================================

Certain prior period amounts were reclassified to conform to current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
Y.  Parent Company Financial Information (continued)
- --------------------------------------------------------------------------------
Condensed Parent Company Only Statement of Cash Flows
- --------------------------------------------------------------------------------

Year Ended December 31 (in thousands)                                                    1994           1993           1992
- ---------------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                                              $171,702        $23,763        $66,071
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Undistributed net loss (income) of subsidiaries                                         45,916         14,393        (26,196)
    Depreciation and amortization expense                                                    2,232          2,619          3,159
    Net deferred income taxes                                                              (75,896)       (77,403)         8,275
    Loss from sale of short-term investments                                                    31
    Gain from sale of subsidiaries                                                         (19,707)
    Gain from termination of FSLIC agreement (excluding tax benefit)                        (9,772)
    Gain from sale of premises and equipment                                                   (18)           (18)          (208)
    (Increase) decrease in operating assets:
        Trading account securities                                                          36,399          1,269        (12,101)
        Receivables from subsidiaries                                                       (4,352)         5,683           (778)
        Investment in subsidiaries                                                             235        (20,385)        (1,308)
        Accrued interest receivable                                                            (41)            36            106
        Other assets                                                                         2,007         54,020         (7,347)
    Increase (decrease) in operating liabilities:
        Accrued interest payable                                                                20            (36)          (106)
        Accrued liabilities                                                                 (2,937)        (4,706)         3,610
    Other, net                                                                              (1,836)           (14)          (235)
- ---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities                                  $143,983          ($779)       $32,942
- ---------------------------------------------------------------------------------------------------------------------------------
Investing Activities
  Payments for:
     Purchase of premises and equipment                                                      ($225)         ($591)       ($1,711)
     Purchase of short-term investments                                                     (2,723)                      (24,421)
     Purchase of subsidiaries                                                                                             (3,214)
  Proceeds from:
     Sale of short-term investments                                                          1,174
     Sale of investment securities to subsidiary bank                                                      24,421
     Sale of premises and equipment                                                             58             41            225
     Sale of subsidiaries                                                                   70,754
  Net (increase) decrease in:
      Interest-bearing deposits with banks                                                 (18,660)        (6,815)        19,025
      Loans and lease financing                                                                 20             20             20
- ---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by investing activities                                   $50,398        $17,076       ($10,076)
- ---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
  Payments for:
     Long-term debt and capital lease obligations                                          ($3,504)       ($2,848)       ($2,751)
     Common stock dividends                                                                (30,513)       (22,618)       (29,573)
     Preferred stock dividends                                                                                (90)          (360)
     Repurchase of common stock                                                           (170,152)
     Repurchase of Equity Contracts                                                         (6,367)
  Proceeds from issuance of:
     Common stock                                                                           13,286          6,392          6,939
  Payments on note receivable - ESOP                                                         2,800          2,800          2,800
- ---------------------------------------------------------------------------------------------------------------------------------
        Net cash used by financing activities                                            ($194,450)      ($16,364)      ($22,945)
- ---------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                          ($68)          ($67)          ($79)
Cash at beginning of year                                                                      187            254            333
- ---------------------------------------------------------------------------------------------------------------------------------
Cash at December 31                                                                           $119           $187           $254
=================================================================================================================================

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

Z.  Subsequent Event

On February 4, 1995, the Corporation executed an Agreement and Plan of Merger by and among National Australia Bank Limited A.C.N. 004044937, a banking corporation organized under the laws of Australia (the "National"), MNC Acquisition Co., a Michigan corporation and wholly owned subsidiary of the National ("Acquisition"), and the Corporation (the "Merger Agreement"). The Merger Agreement provides that (i) Acquisition will be merged with and into the Corporation (the "Merger"), with the Corporation continuing as the surviving corporation; (ii) the Corporation will thereupon become a wholly owned subsidiary of the National; and (iii) each outstanding share of common stock, par value $10 per share, of the Corporation (the "Common Stock") (other than certain shares owned by the Corporation, the National, or their respective subsidiaries, which will be canceled) will be converted, upon the effectiveness of the Merger, into the right to receive $110 in cash, without interest. The transaction, which is expected to be completed in six to nine months, is subject to approval by the Corporation's shareholders and various regulatory approvals.

INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
Michigan National Corporation

We have audited the accompanying consolidated statements of financial condition of Michigan National Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Michigan National Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Michigan National Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes A and R to the consolidated financial statements, the Corporation adopted recently issued Statements of Financial Accounting Standards, and, accordingly changed its method of accounting for investments in debt and equity securities in 1994, its method of accounting for postretirement benefits other than pensions in 1993, and its method for accounting for income taxes in 1992.



Detroit, Michigan
February 7, 1995
(February 24, 1995 as to Note V)

Michigan National Corporation and Subsidiaries

SELECTED QUARTERLY FINANCIAL INFORMATION

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                              1994
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                           Fourth         Third          Second         First
                                                                          Quarter        Quarter        Quarter        Quarter
- ------------------------------------------------------------------------------------------------------------------------------------
Operating Results (in thousands)
Interest income                                                            $155,599       $163,263       $164,000       $158,417
Interest expense                                                             61,226         63,535         63,068         63,137
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                          94,373         99,728        100,932         95,280
Provision for possible credit losses                                         23,000          6,000          6,000          6,000
Non-interest income                                                          40,575        109,692         51,893         53,518
Non-interest expense                                                        140,669        109,432        113,512        118,090
- ------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                                           (28,721)        93,988         33,313         24,708
Income tax  (benefit) provision                                              (8,797)       (16,060)       (29,981)         6,424
- ------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                          ($19,924)      $110,048        $63,294        $18,284
====================================================================================================================================
Per Common Share
Net (loss) income - primary                                                  ($1.33)         $6.99          $4.06          $1.19
Net (loss) income - fully diluted                                             (1.33)          6.99           4.05           1.19
Cash dividends declared                                                        0.50           0.50           0.50           0.50
Book value end-of-period                                                      60.16          65.14          58.32          54.70
Market value end-of-period                                                    74.75          76.25          72.00          61.50
Closing market value:  high                                                   80.56          79.25          79.00          65.25
Closing market value:  low                                                    73.50          72.25          59.63          55.00
====================================================================================================================================
Selected Period-end Balances (in millions)
 Total assets                                                                $8,692         $9,207        $10,036        $10,129
 Earning assets                                                               7,763          8,048          9,097          9,151
 Total loans and lease financing, net of unearned income                      6,014          6,176          6,405          6,295
 Non-performing assets                                                          143            195            193            235
 Deposits                                                                     7,291          7,513          8,156          8,504
 Long-term debt                                                                  70             71             76             77
 Shareholders' equity                                                           795            998            892            832
====================================================================================================================================
Selected Average Balances (in millions)
 Total assets                                                                $8,703         $9,462         $9,950         $9,973
 Earning assets                                                               7,778          8,540          8,996          9,001
 Total loans and lease financing, net of unearned income                      6,111          6,281          6,280          6,399
 Deposits                                                                     7,234          7,782          8,392          8,521
 Long-term debt                                                                  70             72             76             77
 Shareholders' equity                                                           970            900            834            817
====================================================================================================================================
Selected Financial Ratios
 Return on average shareholders' equity                                       (8.22)%        48.90 %        30.36 %         8.95 %
 Return on average total assets                                               (0.92)          4.65           2.54           0.73
 Average equity to average total assets                                       11.14           9.51           8.38           8.19
 Allowance to period-end loans                                                 2.73           3.01           2.94           3.09
 Non-performing assets to total loans (net of unearned income)
    plus property from defaulted loans and
    other real estate owned, net                                               2.37           3.14           2.98           3.69
 Net interest spread                                                           4.08           4.06           3.97           3.79
 Net interest margin                                                           4.94           4.85           4.71           4.50
 Efficiency ratio                                                            102.33          51.13          72.09          76.96
 Equity to asset ratio (period end)                                            9.15          10.83           8.89           8.21
 Leverage ratio                                                                7.72           9.13           8.20           7.84
 Tier 1 risk-based capital ratio                                               8.88          11.00          10.09           9.85
 Total risk-based capital ratio                                               10.82          13.12          12.26          12.03
 Dividend payout ratio                                                          N/M           7.15          12.32          42.02
====================================================================================================================================

N/M = Not meaningful

Certain prior period amounts have been reclassified to conform to current period presentation.

Michigan National Corporation and Subsidiaries

SELECTED QUARTERLY FINANCIAL INFORMATION  (continued)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                              1993
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                           Fourth         Third          Second         First
                                                                          Quarter        Quarter        Quarter        Quarter
- ------------------------------------------------------------------------------------------------------------------------------------
Operating Results (in thousands)
Interest income                                                            $169,447       $176,053       $177,591       $171,142
Interest expense                                                             67,616         72,646         73,682         78,678
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                         101,831        103,407        103,909         92,464
Provision for possible credit losses                                          7,000          8,000         12,494         12,506
Non-interest income                                                          67,763         65,966         55,674         51,427
Non-interest expense                                                        130,463        135,852        138,187        176,183
- ------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                                            32,131         25,521          8,902        (44,798)
Income tax benefit                                                             (501)        (1,506)
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $32,632        $27,027         $8,902       ($44,798)
====================================================================================================================================
Per Common Share
Net income (loss) - primary                                                   $2.13          $1.77          $0.58         ($3.00)
Net income (loss) - fully diluted                                              2.13           1.76           0.58          (3.00)
Cash dividends declared                                                         (1)           0.50           0.50           0.50
Book value end-of-period                                                      53.74          51.66          50.19          50.11
Market value end-of-period                                                    57.50          58.88          56.50          60.00
Closing market value:  high                                                   62.75          59.88          61.63          64.25
Closing market value:  low                                                    57.50          54.50          52.00          50.00
====================================================================================================================================
Selected Period-end Balances (in millions)
 Total assets                                                               $10,173        $10,395        $10,517        $10,442
 Earning assets                                                               9,135          8,932          9,388          9,291
 Total loans and lease financing, net of unearned income                      6,671          6,697          6,929          6,534
 Non-performing assets                                                          255            276            290            293
 Deposits                                                                     8,725          8,657          8,710          8,678
 Long-term debt                                                                  77             78             81             82
 Shareholders' equity                                                           816            781            759            757
====================================================================================================================================
Selected Average Balances (in millions)
 Total assets                                                               $10,249        $10,390        $10,372        $10,184
 Earning assets                                                               9,156          9,292          9,255          9,117
 Total loans and lease financing, net of unearned income                      6,681          6,880          6,742          6,477
 Deposits                                                                     8,811          8,710          8,814          8,646
 Long-term debt                                                                  77             79             82             82
 Shareholders' equity                                                           791            770            766            810
====================================================================================================================================
Selected Financial Ratios
 Return on average shareholders' equity                                       16.50 %        14.04 %         4.65 %       (22.13)%
 Return on average total assets                                                1.27           1.04           0.34          (1.76)
 Average equity to average total assets                                        7.72           7.41           7.38           7.95
 Allowance to period-end loans                                                 2.86           2.82           2.68           2.79
 Non-performing assets to total loans (net of unearned income)
    plus property from defaulted loans and
    other real estate owned, net                                               3.77           4.05           4.11           4.38
 Net interest spread                                                           3.82           3.89           4.00           3.72
 Net interest margin                                                           4.64           4.65           4.74           4.38
 Efficiency ratio                                                             74.63          77.73          83.67         117.59
 Equity to asset ratio (period end)                                            8.02           7.51           7.22           7.25
 Leverage ratio                                                                7.56           7.09           6.90           7.12
 Tier 1 risk-based capital ratio                                               9.57           9.01           8.79           9.12
 Total risk-based capital ratio                                               11.73          11.16          10.99          11.34
 Dividend payout ratio                                                          (1)          28.25          86.21            N/M
====================================================================================================================================

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

Michigan National Corporation and Subsidiaries
CONSOLIDATED SUMMARY OF INCOME

- --------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31 (in thousands)                       1994        1993        1992        1991        1990        1989
- --------------------------------------------------------------------------------------------------------------------------------
Interest Income
  Short-term investments                                     22,205      17,115     $19,047     $32,125     $28,122     $43,052
  Investment and trading securities                          86,758      98,271     133,943     146,656     204,020     147,747
  Loans and lease financing                                 520,561     555,841     588,567     667,713     741,975     834,539
  Note receivable-FDIC                                       11,756      23,009      37,516      60,020      80,266      81,669
- --------------------------------------------------------------------------------------------------------------------------------
         Total Interest Income                              641,278     694,236     779,073     906,514   1,054,383   1,107,007

Interest Expense
  Interest-bearing deposits                                 229,127     271,059     342,889     477,748     592,431     642,280
  Short-term borrowings                                      15,721      15,179      28,145      51,684      96,834      75,580
  Long-term debt                                              6,117       6,387       6,928       8,083       9,368      10,634
- --------------------------------------------------------------------------------------------------------------------------------
         Total Interest Expense                             250,965     292,625     377,962     537,515     698,633     728,494

         Net Interest Income                                390,313     401,611     401,111     368,999     355,750     378,513
Provision for possible credit losses                         41,000      40,000      70,670      86,500      73,082     128,481
- --------------------------------------------------------------------------------------------------------------------------------
         Net Interest Income after Provision
           for Possible Credit Losses                       349,313     361,611     330,441     282,499     282,668     250,032

Other Operating Income
  Service charges                                           113,091     132,150     132,900     118,756     106,946     116,202
  Trust and investment services income                       18,257      19,522      17,877      15,481      15,790      14,569
  Gains (losses) from sale of mortgage
    servicing rights                                                      9,324       5,799       7,102       5,958         (56)
  Securities gains (losses)                                     (31)      6,139       9,249       1,755         979     (11,652)
  Gain on sale of credit card portfolio                                                                                 225,003
  Other gains, net                                           68,576
  Other income                                               55,785      73,695      58,968      46,945      46,069      37,437
- --------------------------------------------------------------------------------------------------------------------------------
         Total Other Operating Income                       255,678     240,830     224,793     190,039     175,742     381,503

Other Operating Expenses
  Salaries and wages                                        174,609     182,298     165,547     146,709     155,354     154,437
  Other employee benefits                                    52,956      51,204      44,870      43,193      38,320      35,102
  Net occupancy expense                                      28,339      29,941      29,123      29,353      26,539      29,237
  Equipment                                                  37,742      41,631      38,296      37,072      36,838      41,794
  Outside services                                           32,644      34,218      28,707      24,511      29,045      35,337
  Defaulted loan expense, net                                11,138      18,503      22,229      16,390      14,396       5,337
  Amortization of PMSR                                       10,447     104,998      53,000      19,656      14,573      17,990
  Other expenses                                             96,233     117,892     107,004      93,952      85,852     105,105
- --------------------------------------------------------------------------------------------------------------------------------
         Total Other Operating Expenses                     444,110     580,685     488,776     410,836     400,917     424,339
- --------------------------------------------------------------------------------------------------------------------------------
         Income Before Income Taxes                         160,881      21,756      66,458      61,702      57,493     207,196

Income tax (benefit) provision                              (48,414)     (2,007)      6,652      11,612       9,479      28,257
- --------------------------------------------------------------------------------------------------------------------------------
         Income before cumulative effect of a change
           in accounting principle                          209,295      23,763      59,806      50,090      48,014     178,939
Cumulative effect of a change in accounting principle                                 6,265                               8,325
- --------------------------------------------------------------------------------------------------------------------------------
         Net Income                                         209,295      23,763      66,071      50,090      48,014     187,264
================================================================================================================================

Certain prior period amounts have been reclassified to conform with the current period presentation.

PART III
ITEM 10 (a)
                          DIRECTORS OF THE CORPORATION


                                                   PRINCIPAL OCCUPATION AND
                                                   BUSINESS EXPERIENCE
                                  DIRECTOR         DURING PAST 5 YEARS
NAME                        AGE   SINCE            AND OTHER DIRECTORSHIPS1
- ----                        ---   -----            -----------------------
Daniel T. Carroll           69    1985             Chairman and President, The Carroll Group, Inc. (management consulting firm);
                                                   Director, A. M. Castle and Co., AON Corporation, Comshare, Inc., Diebold Inc.,
                                                   Wolverine World Wide, Inc., American Woodmark Corporation, UDC Homes, Inc.,
                                                   Woodhead Industries, Inc.,  DeSoto, Inc. and Oshkosh Truck Corporation.

John S. Carton              54    1989             Chairman, President and Chief  Executive Officer, Pineview Inc. (privately owned golf club); Chairman, President and Chief Executive Officer, Turfside Inc.
                                                   (restaurant).

Douglas E. Ebert            49    1993             President and Chief Operating Officer, Michigan National Corporation (since Dec.
                                                   13, 1993), Michigan National Bank (since Dec. 13, 1993); President and Chief
                                                   Executive Officer, Lincoln Financial Corporation (1992-1993), Southeast Banking
                                                   Corporation (Jan. 1991-Sept. 1991); Chairman, President and Chief Executive
                                                   Officer, Southeast Bank, N.A. (Jan. 1991-Sept. 1991); President and Chief
                                                   Operating Officer, Southeast Banking Corporation (1990-1991), Southeast Bank,
                                                   N.A. (1990-1991).

Sidney E. Forbes            58    1989             Partner, Forbes/Cohen Properties (developer and owner of shopping malls and other commercial properties).

Sue L. Gin                  53    1989             Chairman and Chief Executive Officer, Flying Food Fare, Inc. (provider of food service to airlines); President, New Management, Ltd.; Director, Commonwealth
                                                   Edison and Georgetown University; Trustee, DePaul University.

Morton E. Harris            75    1985             Managing Partner, Spectrum Associates (investments); Managing Partner, Harris
                                                   Foundation.

Gerald B. Mitchell          67    1979             Retired; Chairman, Dana Corporation (vehicular and industrial parts) (until
                                                   1990); Chairman and Chief Executive Officer, Dana Corporation (until 1989);
                                                   Director, George Weston LTD, Canada, Worthington Industries, Westpoint Stevens
                                                   and Eastman Chemical Co.






               ____________________

               (1) Each of the Directors is also a Director of Michigan National Bank, the Corporation's principal banking subsidiary.

                                                   PRINCIPAL OCCUPATION AND
                                                   BUSINESS EXPERIENCE
                                  DIRECTOR         DURING PAST 5 YEARS
NAME                        AGE   SINCE            AND OTHER DIRECTORSHIPS1
- ----                        ---   -----            -----------------------

Robert J. Mylod             55    1985             Chairman and Chief Executive Officer, Michigan National Corporation, Michigan
                                                   National Bank; Chairman and Director, Independence One Bank of California,
                                                   FSB(2); Chief Executive Officer, Independence One Bank of California, FSB(2)
                                                   (until Jan. 1991);  Chairman, President and Director, Lockwood Banc Group,
                                                   Inc.(2) (Jan. 1994-Aug. 1994); Director, Federal Reserve Bank of
                                                   Chicago-Detroit Branch (1989-1991), CRI Insured Mortgage Association, Inc. and
                                                   CRI  Liquidating REIT, Inc. (1989-1991); Director at-large, VISA U.S.A., Inc.

William F. Pickard          54    1989             Chairman and Chief Executive Officer, Regal Plastics Company (manufacturer of plastic parts for automotive and other industries); Owner/operator,  multiple
                                                   McDonald's restaurant franchises.

Stanton Kinnie
  Smith, Jr.                64    1985             Vice Chairman, CMS Energy Corporation (holding company for gas and electric power in Michigan) (since 1991); President and Director, CMS Energy Corporation
                                                   (1988-1991); Director, CLARCOR, Inc.

Walter H. Teninga           67    1979             Retired; President and Chief Executive Officer, American ClubStores, Inc.
                                                   (retailing company) (until 1993); Chairman and Director, Warehouse Club, Inc.
                                                   (until 1991); Director, Solo Serve Corporation, Great Lakes Real Estate
                                                   Investment Trust and Developers Diversified Realty Corporation.

Stephen A.                  39    1994             Vice President and Chairman of Executive Committee, Amway Corporation
  Van Andel                                        (manufacturer and distributor through independent distributors of home, personal care, nutrition and catalog products); Director, Amway Asia Pacific.

Richard T. Walsh            59    1985             Consultant; Director, Malan Realty Investors, Inc.; Chairman, Pioneer
                                                   Industries, Inc. (manufacturer of steel doors and frames); President, Chief
                                                   Executive Officer and Director, Core Industries Inc. (manufacturers of electronic products, farm equipment, fluid control and construction products)
                                                   (until 1992); President, Chief Operating Officer and Director, Core Industries
                                                   Inc (1986-1991).

James A. Williams           53    1989             Chairman and President, Williams, Schaefer, Ruby & Williams, P.C. (law firm);
                                                   Director, Independence One Investment Services, Corp.(2) (until 1993).






               ____________________

               (2) Independence One Bank of California, FSB (formerly Beverly Hills Business Bank, FSB), Mission Viejo, CA; and Independence One Investment Services, Corp., Farmington Hills, MI, are wholly-
          owned  subsidiaries of  the  Corporation.   Lockwood Banc  Group,
          Inc.,  Houston,   TX,  was  a  wholly-owned   subsidiary  of  the
          Corporation until its sale, effective August 4, 1994.

PART III
ITEM 10 (b)
                     EXECUTIVE OFFICERS OF THE CORPORATION


NAME, PRINCIPAL POSITIONS AND
OFFICES WITH THE CORPORATION,
BUSINESS EXPERIENCE, PRINCIPAL OCCUPATION                                                             POSITION
AND EMPLOYMENT DURING PAST 5 YEARS                                                   AGE               SINCE
- -----------------------------------------                                            ---              -------
Marc L. Belsky, Senior Vice President, Strategic Planning,                            39               1995
 Investor Relations, Public Relations
  Senior Vice President, Michigan National Bank (since 1995)
  First Vice President, Michigan National Bank (1990-1995)
  Vice President, Michigan National Bank (since 1986)
  Treasurer, MNC Leasing Company(1) (since 1990)
  Treasurer, MNC Financial Services(2) (since 1990)


Richard E. Blough, Senior Vice President, Audit and Credit Policy                     51               1994
 Senior Vice President, Michigan National Bank (since Oct. 1994)
 First Vice President, Michigan National Bank (1989-Oct. 1994)


Douglas E. Ebert, President and Chief Operating Officer(3)                            49               1993


Lawrence L. Gladchun, Senior Vice President, General Counsel and Secretary            44               1988
 Executive Vice President, General Counsel and Secretary,
  Michigan National Bank (since 1988)
 Executive Vice President, Michigan National Bank (since 1987)
 Director, Executive Relocation Corporation(2) (since 1990)
 Director, Independence One Bank of California, FSB (1) (since 1989)
 Director, Lockwood Banc Group, Inc.(1) (1991-Aug. 1994)


Robert J. Mylod, Chairman and Chief Executive Officer(3)                              55               1985


NAME, PRINCIPAL POSITIONS AND
OFFICES WITH THE CORPORATION,
BUSINESS EXPERIENCE, PRINCIPAL OCCUPATION                                                                    POSITION
AND EMPLOYMENT DURING PAST 5 YEARS                                                            AGE              SINCE
- -----------------------------------------                                                     ---            --------
Robert V. Panizzi, Senior Vice President and Controller                                       43             1995
 Senior Vice President, Michigan National Bank (since 1995)
 First Vice President, Michigan National Bank (1987-1995)
 First Vice President, Independence One Bank of California, FSB(1) (since 1990)
 Director and Treasurer, Independence One Life Insurance Company(1) (since 1991)


William D. Ritsema, Senior Vice President, Commercial Banking                                 41             1994
 Executive Vice President Michigan National Bank (since Oct. 1994)
 Senior Vice President, Michigan National Bank (1990-Oct. 1994)
 Director, General Audit Systems, Inc.(2) (since 1993)


Edward H. Sondker, First Vice President                                                       47             1990
 President, Chief Executive Officer,
  Independence One Bank of California, FSB(1) (since 1990)
 Chairman and Chief Executive Officer,
  Independence One Asset Management Corporation(1) (since 1991)


Richard C. Webb, Senior Vice President,                                                       55             1994
 Commercial Real Estate, Special Assets
  Senior Executive Vice President, Michigan National Bank (since Oct. 1994)
  Executive Vice President, Michigan National Bank (1987-Oct. 1994)
  Director, Detroit Diesel Capital Corporation (since 1995)
  Director, Bank of Bloomfield Hills (since April 1994)
  Chairman and Director, Executive Relocation Corporation(2) (since 1990)
  Chairman and Director, MNC Leasing Company(1) (since 1990)
  Chairman and Director, MNC Financial Services(2) (since 1990)
  Director, MNC Operations and Services, Inc.(1) (since 1993)


NAME, PRINCIPAL POSITIONS AND
OFFICES WITH THE CORPORATION,
BUSINESS EXPERIENCE, PRINCIPAL OCCUPATION                                                             POSITION
AND EMPLOYMENT DURING PAST 5 YEARS                                                   AGE                SINCE
- -----------------------------------------                                            ---              --------
Joseph J. Whiteside, Executive Vice President and Chief Financial Officer            53               1994
 Executive Vice President and Chief Financial Officer,
  Michigan National Bank (since March 2, 1994)
 Managing Director and Principal, Cornerstone Capital Advisors, Ltd.
  (since 1993)
 Executive Vice President and Chief Financial Officer,
  Equimark Corporation (1990-1993)
 Executive Vice President, Bank of New England Corporation (until 1990)

________________

        (1)Independence One Asset Management Corporation, Irvine, CA; Independence One Bank of California, FSB (formerly Beverly Hills Business Bank,
FSB), Mission Viejo, CA; Independence One Holding Company (formerly BancA Corporation), Dallas, TX; Independence One Life Insurance Company, Phoenix, AZ; MNC Leasing Company, Detroit, MI; and MNC Operations and Services, Inc., Farmington Hills, MI, are wholly-owned subsidiaries of the Corporation. First State Bank and Trust Company of Port Lavaca, Port Lavaca, TX, was a wholly-owned subsidiary of the Corporation until its merger into International Bank of Commerce, Loredo, TX, effective September 1, 1994. Lockwood Banc Group, Inc. Houston, TX, was a wholly-owned subsidiary of the Corporation until its sale to Comerica Incorporated, Delaware, effective August 4, 1994.

        (2)Executive Relocation Corporation, Farmington Hills, MI; General Audit Systems, Inc., Farmington Hills, MI; Independence One Brokerage Services, Inc., Farmington Hills, MI; Independence One Financial Services, Inc., Southfield,
MI; and MNC Financial Services, Detroit, MI, are wholly-owned subsidiaries of Michigan National Bank. Independence One Mortgage Corporation, Southfield, MI, was a wholly-owned subsidiary of Michigan National Bank until its sale to Norwest Mortgage, Inc., effective October 1, 1994.

        (3)See the section entitled "Directors of the Corporation" under Item 10 (a) for a description of Mr. Mylod's and Mr. Ebert's principal positions and offices with the Corporation, business experience, principal occupation and employment during the past five years.

PART III
ITEM 10 (h)
                     EXCHANGE ACT, SECTION 16(a) COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and officers, and persons who own more than ten percent of a registered class of the Corporation's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Commission") and the National Association of Securities Dealers. Specific due dates for these reports have been established and the Corporation is required to report in this Annual Report on Form 10-K any failure to file by these dates during 1994. All of these filing requirements were satisfied by its officers and directors except that Morton E. Harris, Director and David M. Zarnoch, Senior Vice President(1) each failed to file on a timely basis one required report relating to one transaction involving Common Stock of the Corporation. William F. Pickard, Director, failed to file on a timely basis four required reports relating to four transactions involving Common Stock of the Corporation, all of which occurred in years prior to 1994. In making this statement, the Corporation has relied on the written representations of its incumbent directors and officers and copies of the reports that they have filed with the Commission.

__________________

        (1) As a result of a reorganization announced on March 10, 1994, Mr. Zarnoch no longer serves as an executive officer of the Corporation.

PART III
ITEM 11(a) AND 11(k)

                        COMPENSATION COMMITTEE REPORT


The Compensation Committee of the Board of Directors is composed of outside directors. The Compensation Committee's responsibilities include reviewing and approving recommendations from senior management and, in turn, making recommendations to the Board regarding the base salaries and the policies and procedures that govern the various compensation programs for the Chief Executive Officer and other executive officers of Michigan National Corporation. Specifically, the Compensation Committee recommends and the Board considers and approves: the corporate executive salary program; the corporate bonus plan; the deferred compensation plans; the corporate stock option and performance incentive plan; and all other plans that impact the Chief
Executive Officer's and the executive officers' total compensation.   The
Board, when considering these matters, meets in executive session.

Michigan National Corporation's executive compensation programs are designed to attract, retain, motivate and reward highly talented executives who are capable of developing and achieving strategic business objectives that will allow the Corporation to remain highly competitive in a very complex and demanding industry.

On an annual basis, the Compensation Committee conducts a review of the Corporation's executive compensation programs. This review includes the presentation of salary survey information compiled by the Corporation's Human Resources Department. The Human Resources Department gathers survey data from independent sources it concludes are reliable for positions which are comparable to positions within the Corporation. This allows the Committee to evaluate competitive base salaries, bonuses and total compensation in establishing the compensation of the Corporation's executives. Data from three independent surveys covering regional banks with assets from $6 Billion to $20 Billion was utilized by the Committee in formulating its base salary and bonus recommendations for 1994(1). If survey data is not available for a specific position, the Human Resources Department analyzes the components of the position and makes a salary recommendation to the Committee.

Robert J. Mylod, Chairman and Chief Executive Officer, Douglas E. Ebert, President and Chief Operating Officer and Joseph J. Whiteside, Executive Vice President and Chief Financial Officer have employment agreements approved by the Compensation Committee establishing a starting salary and providing for participation in all other welfare, deferred benefits, salary, bonus and incentive plans, subject to Compensation Committee review and approval.

After reviewing the above described survey data in the context of the Corporation's profitability, quality of its balance sheet, results of internal and external audits and the position of the Corporation in its markets, the Committee recommended and the Board approved a 1994 base salary of $534,500 for Mr. Mylod(2). The

- ---------------

        (1) Most of the banks included in the compensation surveys are not included in the Keefe, Bruyette & Woods Bank Stock Index (KBW 50 Index) which is the index to which the Corporation has compared the performance of its common stock against since 1992 when stock performance comparisons became a proxy statement requirement. See Stock Performance Chart under Item 11(l). The KBW 50 Index provides an appropriate index for stock comparison purposes but is less appropriate for compensation comparison purposes. For purposes of making compensation comparisons, the Corporation compares its compensation to the compensation of banks which more closely approximate its asset size.

        (2) Mr. Mylod voluntarily reduced his 1994 base salary to $481,050.

Committee recommended and the Board approved 1994 base salaries of $450,000 for Mr. Ebert(3), $275,000 for Mr. Whiteside, $216,900 for Richard C. Webb, Senior Vice President and $194,900 for Lawrence L. Gladchun, Senior Vice President, General Counsel and Secretary.

Mr. Mylod and the other executive officers of the Corporation participate in the Corporation's bonus program. For 1994, the corporate bonus program provided for the payment of bonuses based upon corporate and individual performance. In analyzing the Corporation's performance, the Compensation Committee considered the achievement of predetermined return on asset (ROA) goals. A total of four progressively higher ROA goals were established with commensurately higher bonus potentials. If the Corporation's ROA was below the base level ROA goals, no bonuses would be paid. The bonus potential for the Chief Executive Officer ranged from a minimum of 22% of base salary to a maximum of 80% of base salary. The minimum bonus potential for the other executive officers ranged from 17% to 22% of base salary and the maximum bonus potential ranged from 45% to 70% of base salary. Under the program, 100% of the bonuses for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer are tied to the Corporation's performance. For the other named executive officers, 75% of their bonus potential is tied to the Corporation's performance and 25% to business unit performance. The Committee and the Board considered numerous factors, including the following: (i) core earnings and ROA grew significantly; (ii) tax issues were resolved and several non-Michigan based businesses were sold, producing one-time profits of $131 million; (iii) the Corporation conceived and began the implementation of Project Streamline, which will produce an $85 million improvement in pre-tax profit when fully implemented; and (iv) the Corporation's stock price grew 30% during 1994. Based on this strong financial performance, and considering the individual contributions to this successful year, the Compensation Committee recommended and the Board awarded bonus payments of $250,000 (47% of base salary) for Mr. Mylod, $225,000 (50% of base salary) for Mr. Ebert, $125,000 (45% of base salary) for Mr. Whiteside, $65,000 (30% of base salary) for Mr. Webb and $78,500 (40% of base salary) for Mr. Gladchun.

The 1994 total compensation for Mr. Mylod, including base salary and bonus, is 85% of the average total compensation for chief executive officers indicated by the applicable salary surveys above described. The 1994 total compensation for other named executive officers fall within a range of 95% to 127% of the average total compensation indicated by such salary surveys.

The Compensation Committee recommended and the Board of Directors approved a corporate bonus program for 1995 which is similar to the 1994 program. The principal performance criteria will continue to be ROA. The bonus opportunity for the Chief Executive Officer and other named executive officers will be based primarily upon the Corporation's performance, with business unit performance considered as a factor for officers other than the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Similar to the 1994 program, no bonuses will be paid if the base level ROA target is not achieved. Once the base level target is achieved, the executive officers' bonus potential will increase with the achievement of each successive ROA goal, up to a maximum of 62.5% of base salary for the Chief Executive Officer and from 44% to 56% of base salary for the other named executive officers.

In 1985, the Corporation's shareholders approved the Michigan National Corporation Stock Option and Performance Incentive Plan. Under the Plan, the Corporation provides a report to the Compensation Committee

- ------------
     (3) Mr. Ebert voluntarily reduced his 1994 base salary to $405,000.

setting forth its recommendations. Stock options are granted to officers by the Board of Directors upon a recommendation by the Compensation Committee.
The stock options are intended to reward officers for diligent performance of their responsibilities and their contributions to the Corporation and to provide incentive for future performance by increasing their ownership interest in the Corporation. Historically, options are granted based upon grade level, typically Vice President and above, with each team member in a respective grade level being granted the same number of shares. Stock options are granted with an exercise price equal to the market value on the date of grant and are vested over a three-year period with a ten-year term. In 1994, the Compensation Committee approved the granting of stock options to Mr. Whiteside, as part of his employment agreement.

On an annual basis, the Compensation Committee reviews the qualified benefit plans under which the executive officers are covered participants. This review includes an analysis of any recommended plan amendments and how those amendments and/or the existing plan provisions impact the total deferred compensation of the executive officers. The plans included in this review are the Michigan National Corporation Employees' Pension Plan and Trust Agreement, the Michigan National Corporation Deferred Compensation Plan and Trust, the Michigan National Corporation Employee Stock Ownership Plan and the Michigan National Corporation Stock Option and Performance Incentive Plan. The Compensation Committee has concluded that, in the aggregate, the total compensation, including deferred compensation, of the named executive officers is appropriate, competitive with the market and meets the Corporation's compensation objectives.



     Stanton Kinnie Smith, Jr., Chairman
     Sidney E. Forbes
     Gerald B. Mitchell
     Walter H. Teninga

PART III
ITEM 11 (b)
                             EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation paid or accrued by the Corporation and its subsidiaries, to or on behalf of the Corporation's Chief Executive Officer and each of the five other most highly compensated executive officers of the Corporation (determined as of December 31, 1994) for the fiscal years ended December 31, 1992, 1993 and 1994.


                           SUMMARY COMPENSATION TABLE


                                                                                        Long Term Compensation
                                                                                  ---------------------------------
                              Annual Compensation                                         Awards            Payouts
- ------------------------------------------------------------------------------------------------------------------------------------
         (a)                (b)           (c)            (d)          (e)           (f)           (g)         (h)         (i)
      Name and                                                        Other       Restricted                            All Other
      Principal                                                      Annual         Stock                     LTIP       Compen-
      Position              Year         Salary          Bonus       Compen-       Award(s)      Options     Payouts      sation
                                           ($)           ($)        sation($)        ($)           (#)         ($)         ($)
- ------------------------------------------------------------------------------------------------------------------------------------
 Robert J. Mylod,           1994          503,447(1)     250,000         ---            ---          ---         ---      9,194(2)
 Chairman and Chief         1993          529,259           ---          ---            ---          ---         ---      6,558(3)
 Executive Officer          1992          470,848           ---        665,803(4)       ---          ---         ---  1,238,344(5)

 Douglas E. Ebert,(6)       1994          422,831(1)      225,000       23,032(7)       ---          ---         ---      9,142(2)
 President and              1993           25,961          75,000(8)      ---           ---       100,000(9)     ---       ---
 Chief
 Operating Officer

 Joseph J.                  1994          231,657         160,000(11)   28,408(7)       ---        25,000(12)    ---      9,194(2)
 Whiteside(10)
 Executive Vice
 President and
 Chief Financial
 Officer

 Richard C. Webb            1994          219,150          65,000         ---           ---          ---         ---      9,194(2)
 Senior                     1993          204,199           ---           ---           ---         1,000        ---      6,558(3)
 Vice President             1992          176,003           ---           ---           ---          ---         ---      4,707(5)

 Lawrence L.                1994          195,410          78,500         ---           ---          ---         ---      9,194(2)
 Gladchun                   1993          189,540          75,000         ---           ---          ---         ---      6,558(3)
 Senior Vice                1992          175,610           ---           ---           ---          ---         ---      4,707(5)
 President, General
 Counsel and
 Secretary

 Eric D. Booth(13)          1994          226,317         216,000(14)  941,919(15)       ---         ---         ---  1,487,594(16)
 Executive Vice             1993          280,705           ---           ---            ---        1,000        ---      6,558(3)
 President                  1992          241,305           ---         52,353(4)        ---         ---         ---     94,600(5)
====================================================================================================================================

    1 Messrs. Mylod and Ebert voluntarily reduced their 1994 base salary on May 19, 1994 to $481,050 and $405,000, respectively.

   2 The 1994 compensation figures of Messrs. Mylod, Ebert, Whiteside, Webb and Gladchun in the All Other Compensation column are equal to the annual contribution to the Employee Stock Ownership Plan (ESOP) for each executive officer.

   3 The 1993 compensation figures in the All Other Compensation column are equal to the annual contribution to the ESOP for each executive officer.

   4 The 1992 compensation figures of Messrs. Mylod and Booth in the Other Annual Compensation column are equal to the tax gross-up provided to them as a consequence of the Corporation's purchase of single premium annuities for them in 1992. For an explanation of the purchase, see the section entitled "Pension Plans" under Item 11 (f).

   5 The 1992 compensation figures of Messrs. Mylod and Booth in the All Other Compensation column are equal to the premium expense of the single premium annuities purchased for them in 1992 (see reference in footnote #4) and the annual contribution to the ESOP for each of them. For Mr. Mylod, the premium expense was $1,232,630 and the ESOP contribution was $5,714. For Mr. Booth, the premium expense was $88,886 and the ESOP contribution was $5,714. The 1992 entries in this column for Messrs. Webb and Gladchun represent the annual ESOP contributions for their accounts.

   6 Mr. Ebert joined the Corporation on December 13, 1993.

   7 The 1994 compensation figures of Messrs. Ebert and Whiteside in the Other Annual Compensation column represent compensation relating to their relocation.

   8 The 1993 compensation figure of Mr. Ebert in the Bonus column represents Mr. Ebert's signing bonus under his employment agreement.

   9 The options of Mr. Ebert in the 1993 Options column were granted to Mr. Ebert pursuant to his employment agreement.

  10 Mr. Whiteside joined the Corporation on March 2, 1994.

  11 The 1994 compensation figure of Mr. Whiteside in the Bonus column represents Mr. Whiteside's $35,000 signing bonus under his employment agreement, plus a $125,000 performance bonus.

  12 The options of Mr. Whiteside in the 1994 Options column were granted to Mr. Whiteside as part of his employment agreement.

  13 As of October 21, 1994, Mr. Booth terminated his employment with the Corporation.

  14 The 1994 compensation figure of Mr. Booth in the Bonus column represents the total of two bonuses paid to Mr. Booth; $135,000 as a stay-to-the-end bonus and $81,000 based on the value realized from the sale of substantially all of the assets of Independence One Mortgage Corporation (IOMC).

  15 The 1994 compensation figure of Mr. Booth in the Other Annual Compensation column is equal to the tax gross-up provided to Mr. Booth as a consequence of the Corporation's purchase of a single premium annuity for him in 1994 as a result of his termination of employment with the Corporation subsequent to the sale of IOMC.

  16 The 1994 compensation figure of Mr. Booth in the All Other Compensation column represents the premium expense of a single premium annuity of $1,186,900, a lump sum settlement payment of $291,500, and an ESOP contribution of $9,194.

PART III
ITEM 11 (c)
                              STOCK OPTION GRANTS

The following table provides information, with respect to the named executive officers, concerning the grant of stock options during the last fiscal year.


                                                     OPTION GRANTS IN LAST FISCAL YEAR TABLE


                                                                                              Potential
                                                                                         Realizable Value at
                                                                                            Assumed Annual          Alternative to
                                                                                         Rates of Stock Price        (f) and (g):
                                                                                             Appreciation             Grant Date
                         Individual Grants                                                 for Option Term               Value
- ------------------------------------------------------------------------------------------------------------------------------------
         (a)                (b)            (c)             (d)            (e)            (f)             (g)              (h)

                                        Percent of
                                          Total
                                         Options
                                        Granted to      Exercise                                                         Grant
                          Options       Employees        or Base                                                         Date
                          Granted       in Fiscal         Price       Expiration                                        Present
         Name              (#)           Year(%)         ($/Sh)          Date          5% ($)(1)       10% ($)(1)        Value ($)
- ------------------------------------------------------------------------------------------------------------------------------------
 Robert J. Mylod             --             --             N/A            N/A            N/A             N/A              N/A

 Douglas E. Ebert            --             --             N/A            N/A            N/A             N/A              N/A

 Joseph J.                25,000(2)       87.7%          $64.375       03/02/04       $1,013,906      $2,558,906          N/A
 Whiteside

 Richard C. Webb             --             --             N/A            N/A            N/A             N/A              N/A

 Lawrence L.                 --             --             N/A            N/A            N/A             N/A              N/A
 Gladchun

 Eric D. Booth               --             --             N/A            N/A            N/A             N/A              N/A
====================================================================================================================================

- ------------

  (1) The 5% and 10% annual rates of stock price appreciation are hypothetical assumptions. If the transaction contemplated by the Agreement and Plan of Merger described under Item 12 (c) is consummated, these options will be canceled in exchange for $1,140,625.

  (2) Mr. Whiteside was granted 25,000 options as part of his Employment Agreement on March 2, 1994. All 25,000 options are 100% vested as of his first day of employment and expire 10 years and one day from the date of grant.

PART III
ITEM 11 (d)
                      STOCK OPTION EXERCISES AND HOLDINGS


The following table provides information, with respect to the named executive officers, concerning the exercise of stock options during the last fiscal year and unexercised options held as of the end of the last fiscal year. The exercise price of all outstanding options were equal to the market value of the shares as of the date of issuance.

                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES TABLE
- ------------------------------------------------------------------------------------------------------------------------------------
            (a)                    (b)                  (c)                        (d)                             (e)

                                                                                                                 Value of
                                                                                Number of                      Unexercised
                                                                               Unexercised                     In-the-Money
                             Shares Acquired           Value                   Options at                       Options at
      Name                   on Exercise (#)       Realized ($)                FY-End (#)                       FY-End($)(1)
- ------------------------------------------------------------------------------------------------------------------------------------
 Robert J. Mylod                   --                    --            Exercisable       34,000     Exercisable        $988,500
                                                                       Unexercisable         --     Unexercisable        --

 Douglas E. Ebert                  --                    --            Exercisable      100,000     Exercisable       1,588,000
                                                                       Unexercisable         --     Unexercisable        --

 Joseph J. Whiteside               --                    --            Exercisable        25,000    Exercisable         259,375
                                                                       Unexercisable          --    Unexercisable        --


 Richard C. Webb                   --                    --            Exercisable        31,333    Exercisable       1,039,578
                                                                       Unexercisable         667    Unexercisable        10,172

 Lawrence L. Gladchun              --                    --            Exercisable        24,500    Exercisable         867,250
                                                                       Unexercisable          --    Unexercisable        --


 Eric D. Booth                   16,666               $379,639         Exercisable            --    Exercisable          --
                                                                       Unexercisable          --    Unexercisable        --
====================================================================================================================================

- ------------
         (1) The closing price on 12/31/94 was $74.75 per share. If the transaction contemplated by the Agreement and Plan of Merger described under
Item 12 (c) is consummated, these options will have the following values:
$2,187,000 for Mr. Mylod; $5,113,000 for Mr. Ebert; $1,140,625 for Mr.
Whiteside; $2,144,066 for Mr. Webb; and $1,730,875 for Mr. Gladchun.

PART III
ITEM 11 (f)
                                 PENSION PLANS

The Corporation also has a Supplemental Pension Agreement (Mylod Pension Agreement) dated January 16, 1985 with Mr. Mylod, under which he will be entitled to an annual contractual pension benefit equal to the vested portion of 60% of his average annual total compensation (salary plus bonus) for the 36 consecutive months his total compensation was the highest, less (i) the annual amount of any benefits he is then entitled to receive under the Corporation's Pension Plan, (ii) the annual amount of any benefits he is entitled to receive under Social Security, and (iii) the pre-tax equivalent of any annual benefits due him under any single premium deferred annuity contracts purchased by the Corporation on his behalf. Under the vesting schedule of the Pension Agreement, Mr. Mylod is currently 100% vested. Mr. Mylod will first be eligible to receive pension benefits at age 55, but such payment will be reduced by 2% for each year that the commencement of payments precedes his attainment of age 60.

If Mr. Mylod retires at age 60 with average annual total compensation of $714,428 and 15 years of service, his estimated annual contractual benefit under the Pension Agreement would be $357,083. In combination with the qualified pension plan and social security, his total estimated annual pension benefits would be $428,657. Pension benefits are paid for Mr.Mylod's life and then to his surviving spouse for life. If Mr. Mylod dies before receiving his benefit, his surviving spouse will receive his lifetime monthly benefit beginning at age 55.

The Corporation also has entered into Supplemental Pension Agreements and amendments thereto (Pension Agreements) with, of the other named executive officers, Messrs. Ebert, Whiteside, Webb and Gladchun. The Pension Agreements entitle each executive officer to an annual contractual pension benefit equal to the vested portion of a contractual benefit less (i) the annual amount of any benefits each is entitled to receive under the Corporation's Pension Plan,
(ii) the annual amount of any benefit each is entitled to receive under Social Security, and (iii) the pre-tax equivalent of any annual benefits due him under any single premium deferred annuity contracts purchased by the Corporation on his behalf. The contractual benefit for each of the above individuals is as follows: Mr. Ebert (50% of his average total compensation for the 36 consecutive months his total compensation was the highest); Mr. Whiteside (40% of his average total compensation for the 36 consecutive months his total compensation was the highest); Mr. Webb ($100,000); Mr. Gladchun ($100,000); and Mr. Booth ($200,000)1. Messrs. Ebert and Whiteside are presently 0% vested; Mr. Booth is 100% vested; and Messrs. Webb and Gladchun are 40% vested. Messrs. Ebert and Whiteside are 0% vested for the first 3 years of service, 30% vested at the end of the third year, and then an additional 10% vested for each year of service from year 4 through year 10 until they are 100% vested.
Messrs. Webb and Gladchun vest an additional 10% each year until they are fully vested. The Pension Agreements for Messrs. Webb and Gladchun will become 100% vested in the event of a change in control of the Corporation. The Pension Agreements for Messrs. Ebert and Whiteside will be 30% vested in the event of a change in control of the Corporation during the first three years of the Agreements, with no accelerated vesting if a change in control occurs thereafter. Generally, the pensions will be paid monthly for each executive officer's life, and then to his surviving spouse for life. If the executive officer dies before receiving his benefit, his surviving spouse will receive his lifetime monthly benefit beginning at or after age 55 or 60, whichever is applicable.

The Mylod Pension Agreement and the Pension Agreements allow for purchases of individual non-participating non-qualified deferred annuities to fund a portion of the Corporation's obligations under such agreements. The annuities so purchased are owned by the executive officer. Pursuant to the Mylod Pension Agreement and Mr. Booth's

Pension Agreement, the Corporation purchased single premium annuities for Messrs. Mylod and Booth.(1) There have been no discretionary annuity purchases for any of the other named executives officers.

The benefits purchased under the annuity policies will always be less than what the Corporation would have otherwise paid because, unlike supplemental retirement benefits paid directly by the Corporation, payments under the annuity policies will not be fully taxable to the executive officer upon receipt. Thus, the annuities purchased reflect the after-tax equivalent of benefits which would otherwise be paid by the Corporation on a pre-tax basis.

The purchase of annuity policies by the Corporation constitutes taxable income to the executive officer in the year of the purchase. The Corporation paid the federal and state taxes resulting both from the purchases and such tax payments.

There is an ongoing liability to the Corporation to purchase deferred annuities under the Mylod Pension Agreement and the Pension Agreements. As of December 31, 1994, if all five current executive officers with Supplemental Pension Agreements had terminated on that date, the total expense to purchase annuities, including gross-ups, would have been $6,418,824. This liability will increase on an annual basis as the vesting percentage in the individual pension goals increase.

- ------------

        (1) As of October 21, 1994, Mr. Booth terminated his employment with the Corporation. Pursuant to Mr. Booth's Pension Agreement, the Corporation bought a single premium annuity for Mr. Booth, as described in footnote #15 to the Summary Compensation Table under Item 11 (b).

PART III
ITEM 11 (g)
                             DIRECTOR COMPENSATION

In 1994, the Board of Directors met on eighteen separate occasions. Outside directors of the Corporation received $13,500 as a retainer for their services. For their attendance at each board meeting, outside directors received $900. The retainer and board meeting fees include fees paid to outside directors for their service on the Board of Michigan National Bank. All outside directors who served on a committee were paid $800 for their attendance at each committee meeting. All outside directors who served on the Audit and Credit Committee were paid $2,000 for their attendance at each Audit and Credit Committee meeting, and the Chairman of the Audit and Credit Committee received a $5,000 retainer. These fees paid to outside directors will remain the same in 1995, except that beginning in April 1995, all outside directors will be paid $300 for their participation in any telephonic board meetings.

PART III
ITEM 11 (h)
                      EMPLOYMENT CONTRACTS AND TERMINATION
                           OF EMPLOYMENT ARRANGEMENTS

The Corporation has an employment agreement dated January 16, 1985, with Mr. Mylod, under which Mr. Mylod will serve as Chairman of the Board of Directors and Chief Executive Officer of the Corporation. Under the contract, Mr.
Mylod's current salary as of December 31, 1994 was $534,500(1). The current term of Mr. Mylod's employment agreement expires January 22, 1999. In addition to participation in all standard employee benefit plans, Mr. Mylod is entitled to other benefits afforded senior officers of the Corporation including participation in the Corporation's bonus plans. If Mr. Mylod's employment as an officer is terminated by the Corporation, other than for cause, as defined in the employment agreement, he will continue to receive his salary and benefits for the remaining term of the agreement. The employment agreement also provides for certain benefits to be paid in the event of disability or death. In addition to the employment agreement, Mr. Mylod has an Executive Change in Control Severance Agreement (Severance Agreement) and a Supplemental Pension Agreement with the Corporation, both of which are described below.

The Corporation has an employment agreement dated November 17, 1993 with Mr. Ebert, under which Mr. Ebert will serve as President and Chief Operating Officer of the Corporation. Under the contract, Mr. Ebert's salary as of December 31, 1994 was $450,000(2). The current term of Mr. Ebert's employment agreement expires December 31, 1997. In addition to participation in all standard employee benefit plans, Mr. Ebert is entitled to other benefits afforded senior officers of the Corporation including participation in the Corporation's bonus plans. If Mr. Ebert's employment as an officer is terminated by the Corporation other than for breach of his employment agreement, he will continue to receive his salary for the remaining term of the agreement. In addition to the employment agreement, Mr. Ebert has a Severance Agreement and a Supplemental Pension Agreement with the Corporation, both of which are described below.

The Corporation has an employment agreement dated March 2, 1994 with Mr. Whiteside, under which Mr. Whiteside will serve as Executive Vice President and Chief Financial Officer of the Corporation. Under the contract, Mr. Whiteside's salary as of December 31, 1994 was $275,000. The current term of Mr. Whiteside's employment agreement expires March 2, 1998. In addition to participation in all standard employee benefit plans, Mr. Whiteside is entitled to other benefits afforded senior officers of the Corporation including participation in the Corporation's bonus plans. If Mr. Whiteside's employment as an officer is terminated by the Corporation, he will continue to receive his salary for the remaining term of the employment agreement. In addition to the employment agreement, Mr.





          ------------

               (1)Mr. Mylod voluntarily reduced his 1994 base salary to $481,050 on May 19, 1994, and it will be restored to $534,500 on April 20, 1995.

               (2)Mr. Ebert voluntarily reduced his 1994 base salary to $405,000 on May 19, 1994, and it will be restored to $455,000 on April 20, 1995.

Whiteside has a Severance Agreement and a Supplemental Pension Agreement with the Corporation, both of which are described below.

The Corporation has entered into Severance Agreements with current executive officers of the Corporation including, of the named executive officers, Messrs. Mylod, Ebert, Whiteside, Webb and Gladchun in order to reinforce and encourage the continued dedication and attention of those executives as members of the Corporation's management without distraction in potentially disturbing circumstances arising from the possibility of a change in control of the Corporation. The Severance Agreements are operative upon the occurrence of a "change in control" of the Corporation, which would be deemed to occur (a) upon any person or group of persons other than the Corporation, its subsidiaries or employee benefit plans acquiring the beneficial ownership of 20% or more of the combined voting power of the Corporation's then outstanding voting securities; or (b) if during any two-year period during the term of the Severance Agreement, individuals who at the beginning of such period constitute the Corporation's Board of Directors, cease for any reason to constitute at least a majority thereof; or (c) upon a merger, consolidation or any sale, lease, exchange or other transfer of all or substantially all of the assets of the Corporation, or any other similar business combination or transaction other than any business combination or transaction which (i) would result in the outstanding voting securities of the Corporation immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity) more than 75% of the combined voting securities immediately after such business combination or transaction or
(ii) would be effected to implement a recapitalization of the Corporation in which no person or group of persons acquires 20% or more of the combined voting power of the outstanding voting securities of the Corporation; or (d) upon the adoption of any plan or proposal for the liquidation or dissolution of the Corporation; or (e) upon the occurrence of any other event that requires reporting in response to Item 6(e) of Schedule 14A of Regulation 14A of the Securities Exchange Act of 1934.

The Severance Agreements provide that, in the event of certain terminations of the executive's employment with the Corporation within two years of a change of control of the Corporation, the executive will be entitled to receive the following severance benefits: (1) a lump-sum payment equal to three times the greater of (i) the executive's annual salary in effect at the time of the notice of termination; or (ii) the executive's average salary based on the previous 5 calendar years; (2) a lump-sum payment equal to (i) two times the highest annual bonus paid during or with respect to the prior 5 calendar years plus (ii) a pro rata portion of any bonus the executive shall be deemed to have earned for the year termination occurred; (3) in addition to the executive's vested benefits under the Pension Plan, a supplemental cash benefit equal to the excess of (i) benefits payable under the Pension Plan if the executive continued to be employed for the remainder of the period under the Severance Agreement over (ii) the benefits actually payable under any such plan in addition to their fully vested benefits; (4) a payment of $10,000 for outplacement services; (5) an office, secretary and automobile for two years and (6) the continuation of equivalent life, health, hospitalization, disability and other similar benefits that the executive would have received prior to termination for the remainder of the period under the Severance Agreement. Benefits under the Severance Agreement, to the extent that they conflict therewith, are paid in lieu of benefits provided under any other agreement with the executive.

Under the Severance Agreement, the executive is not required to mitigate the amount of payments by seeking employment or otherwise; nor shall the amount of any benefit be reduced by any compensation or benefit earned by the executive after termination. In addition, if an executive becomes subject to an excise tax under the Internal Revenue Code as a result of any payments or benefits received on a change in control, the Corporation will make an additional payment to the executive to make him whole after payment of the excise tax and any income taxes on the additional payment.

The Severance Agreement is inoperative when the termination of the executive is made (i) by the Corporation due to death, permanent disability or cause, or
(ii) by the executive for other than "good reason". "Good reason" is broadly defined in the Severance Agreements to include any significant adverse alteration in duties or responsibilities of the executive, any reduction in compensation or benefits or involuntary relocation. The Severance Agreements terminate on their anniversary dates in 1997.

PART III
ITEM 11 (l)
                            STOCK PERFORMANCE CHART

Set forth below is a line-graph presentation comparing cumulative five-year stockholder returns on the Corporation's Common Stock against the cumulative total return of the NASDAQ Stock Market Index(1) and the Keefe, Bruyette & Woods Bank Stock Index (KBW 50 Index)(2) for the five-year period commencing December 31, 1989 and ending December 31, 1994.(3)





                          1989             1990             1991             1992             1993             1994
                          ----             ----             ----             ----             ----             ----
Michigan National
  Corporation             100.00           36.10            97.54            125.56           145.92           195.10
NASDAQ                    100.00           84.92            136.28           158.58           180.93           176.92
KBW 50 Index              100.00           71.81            133.67           144.84           152.86           144.76

Total return includes reinvestment of dividends. All data as of full-year-end December 31.



- ----------------------

    (1) The NASDAQ Stock Market Index, a broad market equity index, is made up of both U.S. and foreign companies listed on the NASDAQ exchange.

    (2) The KBW 50 Index, a market-capitalization-weighted index, is made up of fifty of the nation's most important banking companies, including all money-center and most regional banks.

    (3) Total return includes reinvestment of dividends. All data is as of fiscal year-end December 31.

Part III
Item 12(a) and (b)

                        SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth information regarding beneficial ownership, as of February 4, 1995, of Common Stock of the Corporation by directors of the Corporation, the Corporation's five most highly compensated executive officers, and the Corporation's directors and executive officers as a group.

                                                                PERCENT OF
                                   AMOUNT AND NATURE OF         OUTSTANDING
    NAME OF DIRECTOR/NOMINEE       BENEFICIAL OWNERSHIP         COMMON STOCK
    ------------------------       --------------------         -------------
Daniel T. Carroll                               1,000                   *
John S. Carton                                  7,315                   *
Douglas E. Ebert                              100,200(1)                *
Sidney E. Forbes                               30,000                   *
Sue L. Gin                                      3,600                   *
Morton E. Harris                               39,452(2)                *
Gerald B. Mitchell                              2,932(3)                *
Robert J. Mylod                               133,335(1)              1.01%
William F. Pickard                              2,000                   *
Stanton Kinnie Smith, Jr.                       9,385(3)                *
Walter H. Teninga                               3,798                   *
Stephen A. Van Andel                              250                   *
Richard T. Walsh                                1,000                   *
James A. Williams                              11,907(4)                *

    NAME OF EXECUTIVE OFFICER (5)
    -------------------------
Lawrence L. Gladchun                           35,398(1)                *
Richard C. Webb                                45,985(1)                *
Joseph J. Whiteside                            25,300(1)                *
ALL EXECUTIVE OFFICERS AND DIRECTORS AS
  A GROUP (23 persons including those
  named above)                                482,436(1)              3.58%

- ------------
1 The beneficial ownership of shares shown in this column include currently exercisable Corporation Stock Options exercisable within 60 days of the filing, which were granted to various individuals named in this table, or included in the group, pursuant to the Corporation's Stock Plans.
  Corporation Stock Options currently exercisable or exercisable within 60 days of the filing, include 34,000 shares for Robert J. Mylod, 100,000 shares for Douglas E. Ebert, 24,500 shares for Lawrence L. Gladchun, 31,333 shares for Richard C. Webb, 25,000 shares for Joseph J. Whiteside and 13,351 shares held by the other executive officers in the group who are not named in the table.

  The shares shown in this column also include shares allocated to the individual accounts of the named persons and all officers and directors included as a group in the table, which are held by Corporation Stock Plans or the ESOP. MNB is the "Trustee" of the Corporation Stock Plans. See "Other Ownership of the Corporation's Common Stock."

  Fully vested amounts accrued pursuant to the Deferred Compensation Plan include 15 shares for Robert J. Mylod, 2,024 shares for Lawrence L. Gladchun, 5,291 shares for Richard C. Webb, and 9,840 shares held by the other executive officers in the group who are not named in the table. Fully vested amounts accrued pursuant to the ESOP include 3,007 shares for Robert J. Mylod, 1,082 shares for Lawrence L. Gladchun, 1,116 shares for Richard C. Webb, and 3,268 shares held by the other executive officers in the group who are not named in the table.

2 Includes 36,325 shares held by Spectrum Associates of which Mr. Harris is managing partner.

3 Includes 1,916 shares acquired by Mr. Mitchell and 1,985 shares acquired by Mr. Smith pursuant to their elections to defer fees into Common Stock pursuant to the Deferred Compensation Plan.

4 Includes 445 shares as to which Mr. Williams disclaims beneficial ownership.

5 For security ownership of Robert J. Mylod, Chairman and Chief Executive
  Officer, and Douglas E. Ebert, President and Chief Operating Officer, refer to their entries above with the list of directors.

* Less than 1% of the outstanding shares of Common Stock.

OTHER OWNERSHIP OF THE CORPORATION'S COMMON STOCK

        The following table sets forth information, as of December 31, 1994, concerning persons known to the Corporation to be the beneficial owners of more than 5% of the outstanding shares of Common Stock.



                                                AMOUNT AND         PERCENT
                                          NATURE OF BENEFICIAL       OF
NAME/ADDRESS                                    OWNERSHIP          CLASS
- ------------                                    ---------          -----
Heine Securities Corporation(1)
  51 John F. Kennedy Parkway
  Short Hills, New Jersey...................    1,090,400          8.25%

Loomis Sayles and Company
  1533 North Woodward, Suite 300
  Bloomfield Hills, Michigan................    1,050,930          7.95%

Michigan National Corporation
Deferred Compensation Plan and Trust(2)
  Michigan National Bank
  Grand Rapids, Michigan....................      926,192          7.01%

Michigan National Corporation
Employee Stock Ownership Plan(3)
  Michigan National Bank
  Grand Rapids, Michigan....................      877,569          6.64%

- ------------
(1)Heine Securities Corporation ("HSC") is an investment advisor registered with the SEC. The shares reported herein were beneficially owned by portfolios of Mutual Series Fund Inc., an investment company for whom HSC acts as investment advisor. Pursuant to an advisory contract, HSC had sole investment and voting power with respect to such shares. HSC disclaimed any beneficial ownership over any of the shares reported herein. As of February 7, 1995, Heine Securities ceased to hold or own, beneficially or otherwise, shares of Common Stock.

(2)Plan shares are held for the benefit of the participants in the Deferred Compensation Plan, and are voted by the Trustee -- Michigan National Bank, Trust Department, 77 Monroe Center, P.O. Box 1707, Grand Rapids, MI 49501.

   The Deferred Compensation Plan participants have the right to direct the vote of all shares allocated to their accounts in the Defered Compensation Plan whether vested or unvested. Allocated shares (and in some instances certain unallocated shares) for which timely and proper directions are not received by the Trustee will be voted by the Trustee in the same proportion as it votes the shares as to which timely and proper directions are received. Shares allocated to the Payroll Based Stock Option Plan ("PAYSOP"), an account in the Deferred Compensation Plan, will not be voted at all unless timely and proper instructions are received by the Trustee. As of February 22, 1995, the total number of shares allocated to such PAYSOP account was 34,662. Participants must approve certain dispositions of the Corporation's stock by the Trustee of the Deferred Compensation Plan. Various officers of the Corporation who are named or included as a group in the section entitled "Security Ownership of Directors and Officers" are participants in the Deferred Compensation Plan.

(3)Trust shares are held for the benefit of the participants in the ESOP and are voted by the Trustee -- Michigan National Bank, Trust Department, 77 Monroe Center, P.O. Box 1707, Grand Rapids, MI 49501.

   Participants have the right to direct the vote of all shares allocated to their accounts in the ESOP whether vested or unvested. Shares which are not allocated to the account of a particular participant, and allocated shares for which timely and proper directions are not received by the Trustee, will be voted by the Trustee in the same proportion as it votes the shares as to which timely and proper directions are received. Participants also have the right to respond to tender or exchange offers for the Common Stock allocated to their accounts. See "Security Ownership of Directors and Executive Officers."

        As of the date hereof, the Corporation's management knows of no other beneficial owner of more than 5% of any class of voting security of the Corporation.

PART III
ITEM 13 (a), (b) AND (c)
                              CERTAIN TRANSACTIONS


Directors and executive officers of the Corporation, certain beneficial owners of over 5% of the Corporation's Common Stock and members of their immediate families were customers of, and had transactions (including loans and loan commitments) with the Corporation and its subsidiaries during 1994. In the opinion of management, all such loan transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not affiliated with the Corporation or its subsidiaries, and did not involve more than the normal risk of collectibility or present other unfavorable features.

During 1994, certain subsidiaries of the Corporation made lease payments totalling $2,036,841 to FCN Associates, a general partnership in which Sidney
E. Forbes, a Director of the Corporation, has a 15 1/2% interest.

During 1994, Amway Hotel Corporation ("Amway Hotel") received lease payments totalling $76,271 under a lease of a banking facility in the Amway Plaza Hotel, Grand Rapids, Michigan, to a subsidiary bank of the Corporation. Amway Hotel is a wholly-owned subsidiary of Amway Properties Corporation, which is a wholly-owned subsidiary of Amway Corporation. Stephen A. Van Andel, a Director of the Corporation, is Vice President and Chairman of the Executive Committee of Amway Corporation.

                    FIRST AMENDMENT TO PENSION AGREEMENT*


        FIRST AMENDMENT dated as of February 4, 1995, to the Pension Agreement (the "Pension Agreement") dated as of January 19, 1994, by and between Michigan National Corporation, a Michigan corporation (the "Corporation"), and Douglas
E. Ebert (the "Executive").

        WHEREAS, the Corporation and the Executive are a party to the Pension Agreement; and

        WHEREAS, the Corporation and the Executive desire to provide the Executive with security with respect his retirement benefits in the event of a Change in Control of the Corporation;

        NOW, THEREFORE, in consideration of the premises and the mutual covenants and obligations hereinafter set forth, the parties agree to amend the Pension Agreement as follows:

        1. Section 12 of the Pension Agreement is amended by adding new subsections (c) and (d) to read in their entirety as follows:

             (c) Immediately upon a termination of employment of Employee following a Change in Control (as defined in the Employee's Executive Change in Control Severance Agreement dated January 14, 1994, and amended on March 14, 1994 and February 4, 1995) ("purchase date"), the Corporation (or its successor) shall purchase a Single Premium Annuity from an Insurer to fully guarantee the vested benefits accrued to the purchase date under this Agreement as described in sub-section (d) below.

             (d) For purposes of this Section, the amount of the Single Premium Annuity shall be calculated to place the Employee and/or his Surviving spouse in the same after-tax position had no annuity been purchased, taking into account the fact that a portion of the annuity payment will be non-taxable to Employee (or Surviving Spouse). This will be deemed to occur if, once the actual annuity payment is known, the following formula is satisfied:

             x =   After-Tax Benefit
                   --------------------
                   1 - [(1 - ER) x ATR]

             where:

             -  After-Tax Benefit is the annual benefit being purchased under
                Section 4 of this Agreement multiplied by the result obtained by subtracting the Applicable Tax Rate from one (1).

             - ER is the exclusion ratio calculated under Section 72 of the Internal Revenue Code of 1986 (as amended from time to time) which is based upon Employee's age, the actual annuity payment, and its purchase price.

             - ATR is the Applicable Tax Rate as of the date of purchase, and will not change thereafter.

             -  X is the annual amount of the Single Premium Annuity.

        2. Except as expressly provided herein, the Pension Agreement shall remain in full force and effect in all respects.

        IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Corporation has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.


                                            MICHIGAN NATIONAL CORPORATION

                                                      /s/
                                            By: ______________________________
                                                  Robert J. Mylod, Chairman
                                                  and Chief Executive Officer


                                            EXECUTIVE

                                                      /s/
                                            __________________________________
                                                  Douglas E. Ebert



* The First Amendment To Pension Agreement between Michigan National Corporation and Joseph J. Whiteside is substantially identical in all material respects to this amendment agreement and therefore, is not included as an exhibit.

               SECOND AMENDMENT TO MICHIGAN NATIONAL CORPORATION
                   EXECUTIVE CHANGE IN CONTROL AGREEMENT**


        SECOND AMENDMENT dated as of February 4, 1995 to the Executive Change in Control Severance Agreement (the "Agreement") dated as of September 14, 1989, by and between Michigan National Corporation, a Michigan corporation (the "Corporation"), and Robert J. Mylod (the "Executive").

        WHEREAS, the Corporation and the Executive are a party to the Agreement; and

        WHEREAS, the Corporation and the Executive desire to amend the Agreement to represent more fully the original intent of the parties.

        NOW, THEREFORE, in consideration of the premises and the mutual covenants and obligations hereinafter set forth, the parties agree to amend the Agreement as follows:

        1. Section 5(b) of the Agreement is amended so that it reads in its entirety as follows:

             (b) INCENTIVE AWARDS. The Executive shall receive a cash payment in a single sum, within 10 business days following the Executive's Date of Termination, in an amount equal to (i) 2 times the highest annual bonus paid to the Executive during or with respect to the prior 5 calendar years prior to the year in which the Date of Termination occurs plus (ii) a pro-rata annual bonus for the year in which the Date of Termination occurs pursuant to the terms of the Corporation's annual incentive plan for such year based on actual performance through the date of the Change in Control.

        2. The first sentence of Section 5(i) of the Agreement is amended to read in its entirety as follows:

             If any payments made to the Executive, whether pursuant to this Agreement or otherwise, are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, the Corporation shall pay to the Executive such additional amounts as are necessary (taking into account all Federal, state, and local income, excise and other taxes payable by the Executive as a result of the payment of such additional amounts) to place the Executive in the same after-tax position he would have been in had no such excise tax (or any interest or penalties thereon) been imposed on any such payments, including those made pursuant to this Section 5(i).

        3. Except as expressly provided herein, the Agreement shall remain in full force and effect in all respects.

        IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Corporation has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.


                                        MICHIGAN NATIONAL CORPORATION

                                                  /s/
                                        By: __________________________
                                              Lawrence L. Gladchun,
                                              Senior Vice President



                                        EXECUTIVE

                                                  /s/
                                        ______________________________
                                              Robert J. Mylod


** The Second Amendment To Michigan National Corporation Executive Change In
   Control Agreements between Michigan National Corporation and four current executive officers including, Douglas E. Ebert, Richard C. Webb, Joseph J. Whiteside and Lawrence L. Gladchun are substantially identical in all material respects to this amendment agreement and therefore, are not included as exhibits.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES





PART IV ITEM 14 (c) 11 STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


- ------------------------------------------------------------------------------------------------------------------
                                                                     TWELVE MONTHS ENDED
                                                                         DECEMBER 31
- ------------------------------------------------------------------------------------------------------------------

                                                                  1994               1993               1992
- ------------------------------------------------------------------------------------------------------------------

(in thousands, except per share)
PRIMARY
  Net Income                                                       $171,702            $23,763            $66,071
  If-converted-method adjustment (1)                                  1,045                N/A                N/A
                                                         ---------------------------------------------------------
                                                                    172,747             23,763             66,071

  Average common shares outstanding                                  15,168             15,083             14,747
  Common stock equivalents                                              496                147                332
                                                         ---------------------------------------------------------

  AVERAGE PRIMARY SHARES OUTSTANDING                                 15,664             15,230             15,079
                                                         =========================================================

  PRIMARY EARNINGS PER SHARE                                         $11.03              $1.56              $4.38
                                                         =========================================================



FULLY DILUTED
  Net Income                                                       $171,702            $23,763            $66,071
  If-converted-method adjustment (1)                                  3,175                N/A                N/A
                                                         ---------------------------------------------------------
                                                                    174,877             23,763             66,071

  Average common shares outstanding                                  15,168             15,083             14,747
  Common stock equivalents                                              824                147                366
                                                         ---------------------------------------------------------

  AVERAGE FULLY DILUTED SHARES OUTSTANDING                           15,992             15,230             15,113
                                                         =========================================================

  FULLY DILUTED EARNINGS PER SHARE                                   $10.94              $1.56              $4.38
                                                         =========================================================

(1) Pursuant to the "If-converted-method" of calculating EPS, net income as reported in the Consolidated Statement of Income was adjusted to exclude interest expense relating to the Equity Contracts which are considered common stock equivalents. Refer to Note A to Consolidated Financial Statements under Item 8 regarding discussion on earnings per share.

N/A: not applicable

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES


PART IV
ITEM 14(c)21.  SUBSIDIARIES OF THE REGISTRANT

MNC operates one national bank, MNB, which is a national banking association established and organized under the laws of the United States. MNC has one savings bank, IOBOC, a federally chartered stock savings bank. MNC's six non-banking subsidiaries are incorporated as follows: Independence One Investment Services Corporation, Independence One Asset Management Corporation, and MNC Operation And Services, Inc. under the laws of the State of Michigan; MNC Leasing Company and Independence One Holding Company under the laws of the State of Delaware; and Independence One Life Insurance Company under the laws of the State of Arizona.

PART IV
ITEM 14(c)
EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT


Michigan National Corporation:

We consent to the incorporation by reference in the following Registration Statements of Michigan National Corporation (MNC) of our report dated February 7, 1995 (February 24, 1995 as to Note V) appearing in this Annual Report on Form 10-K of MNC for the year ended December 31, 1994:

            Registration
Form        Statement No.     Description
 S-3        33-58644          $150,000,000 of Debt Securities at a rate to be determined, filed as a shelf registration

 S-3        33-24751          $55,000,000 of 8% Redeemable Subordinated Debentures
                              and Cancellable Mandatory Stock Purchase Contracts

 S-8        33-22542          250,000 shares of Common Stock of MNC (MNC
                              Employees' Stock Bonus Plan, 401-(k) account)

 S-3        33-22430          656,787 shares of Common Stock of MNC proposed to be
                              disposed of by Marine Midland Bank Inc.

 S-8        33-18943          1,303,045 shares of Common Stock of MNC (MNC Employee
                              Stock Ownership Plan)

 S-8        33-17222          500,000 shares of Common Stock of MNC (MNC Stock Option and
                              Performance Incentive Plan)

 S-8        33-4515           500,000 shares of Common Stock of MNC (MNC 1985 Stock
                              Option Plan)

 S-8        33-45188          200,000 shares of Common Stock of MNC (MNC Nonqualified
                              Stock Option Plan)





March 7, 1995
Detroit, Michigan

[ARTICLE] 9
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED STATEMENTS OF INCOME AND CONSOLIDATED BALANCE SHEETS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS [/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               DEC-31-1994
[CASH]                                         529,658
[INT-BEARING-DEPOSITS]                          10,200
[FED-FUNDS-SOLD]                               350,350
[TRADING-ASSETS]                                10,720
[INVESTMENTS-HELD-FOR-SALE]                    241,816
[INVESTMENTS-CARRYING]                       1,122,237
[INVESTMENTS-MARKET]                         1,094,551
[LOANS]                                      6,013,767<F1>
[ALLOWANCE]                                  (164,344)
[TOTAL-ASSETS]                               8,691,969
[DEPOSITS]                                   7,291,104
[SHORT-TERM]                                   319,030
[LIABILITIES-OTHER]                            216,903
[LONG-TERM]                                     69,915
[COMMON]                                       132,146
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     662,871
[TOTAL-LIABILITIES-AND-EQUITY]               8,691,969
[INTEREST-LOAN]                                520,561
[INTEREST-INVEST]                               87,242
[INTEREST-OTHER]                                33,476
[INTEREST-TOTAL]                               641,279
[INTEREST-DEPOSIT]                             241,975
[INTEREST-EXPENSE]                             250,966
[INTEREST-INCOME-NET]                          390,313
[LOAN-LOSSES]                                   41,000
[SECURITIES-GAINS]                                (31)<F2>
[EXPENSE-OTHER]                                481,703
[INCOME-PRETAX]                                123,288
[INCOME-PRE-EXTRAORDINARY]                     123,288
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   171,702
[EPS-PRIMARY]                                    11.03
[EPS-DILUTED]                                    10.94
[YIELD-ACTUAL]                                    4.74
[LOANS-NON]                                    108,666
[LOANS-PAST]                                    22,466
[LOANS-TROUBLED]                                   283
[LOANS-PROBLEM]                                247,000
[ALLOWANCE-OPEN]                               190,992
[CHARGE-OFFS]                                   73,272
[RECOVERIES]                                     7,919
[ALLOWANCE-CLOSE]                              164,344<F3>
[ALLOWANCE-DOMESTIC]                           164,344
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0

<F1>LOANS ARE NET OF UNEARNED INCOME OF $20,024.
<F2>TOTAL NON-INTEREST INCOME = $255,678.
<F3>ALLOWANCE OF $2,295 ASSOCIATED WITH THE LOANS OF SUBSIDIARIES SOLD WAS
ELIMINATED.


FORM 10-K SIGNATURES                                         February 21, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        /s/ MICHIGAN NATIONAL CORPORATION
                        ---------------------------------
                        Michigan National Corporation
                                 (Registrant) by /s/ Robert J. Mylod
                                              -------------------------
/s/ Robert J. Mylod
- ------------------------
Robert J. Mylod
Chairman and
Chief Executive Officer

/s/ Joseph J. Whiteside
- ------------------------
Joseph J. Whiteside
Chief Financial Officer

/s/ Robert V. Panizzi
- ------------------------
Robert V. Panizzi
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity as its directors:

/s/ Daniel T. Carroll             /s/ Robert J. Mylod
- ------------------------          ------------------------
Daniel T. Carroll                 Robert J. Mylod

/s/ John S. Carton                /s/ William F. Pickard
- ------------------------          ------------------------
John S. Carton                    William F. Pickard

/s/ Douglas E. Ebert              /s/ Richard T. Walsh
- ------------------------          ------------------------
Douglas E. Ebert                  Richard T. Walsh

/s/ Sue L. Gin                    /s/ James A. Williams
- ------------------------          ------------------------
Sue L. Gin                        James A. Williams