Form 10-K/A
MICHIGAN NATIONAL CORP
filed 1995-03-31
CIK 65660

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                  FORM 10-K
                               Amendment No. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
None

MICHIGAN NATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED
_____________________________________________________________________________
PART IV (CONTINUED)
         (b) Reports on Form 8-K
             A Form 8-K was filed on February 15, 1995, which described under Item 5, an Agreement and Plan of Merger and Stock
             Option Agreement which Michigan National Corporation entered into with National Australia Bank Limited and an amendment of a Rights Agreement, dated as of April 25, 1988, by and between Michigan National Corporation and Mellon Bank, N.A. A copy of the above documents and Press Release dated February 6, 1995, related to these documents were filed as exhibits under Item 7.
         (c) Exhibits required by Item 601 of Regulation S-K
             3.  Articles of Incorporation and By-Laws
                 a. Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 3(a) on Form 10-K for the year ended December 31, 1988.
                 b. By-Laws, as amended, are incorporated herein by reference to Exhibit A on Form 8-K filed December 19, 1990.
              4. Instruments defining the Rights of Security Holders,
                 including indentures
                 a. Note Purchase Agreement between Marine Midland Bank, N.A., dated July 10, 1985, incorporated herein by reference to Exhibit E on Form 10-C filed July 22, 1985.
                 b. Stock and Warrant Purchase Agreement between Marine Midland Banks, Inc. and Michigan National Corporation dated July 10, 1985, incorporated herein by reference to Exhibit F on Form 10-C filed July 22, 1985.
                 c. Stock Purchase Agreement dated July 10, 1985 between Michigan National Corporation Employee Stock Ownership Plan and Michigan National Corporation, incorporated herein by reference to Exhibit D on Form 10-C filed
                      July 22, 1985.
                 d. Exchange Agreement and Certificate of Determination of Relative Rights and Preferences of 6% Cumulative Convertible Preferred Stock ($10 par value), incorporated herein by reference to Item 6.(a)-Exhibit
                      (4) on Form 10-Q dated March 31, 1988.
                 e. Rights Agreement dated April 25, 1988 between Michigan National Corporation and Mellon Bank, N.A., incorporated herein by reference to Exhibit 1 on Form 8-A filed April 26, 1988, and as amended February 4, 1995. The amendment is incorporated herein by reference to
                      Exhibit 4 of Form 8-K filed February 15, 1995.
                 f. Registration No. 33-4515, 500,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation 1985 Stock Option Plan), incorporated herein by reference to Exhibit 4.1 of Form S-8 dated April 2, 1986.

MICHIGAN NATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K CONTINUED
--------------------------------------------------------------------------------
PART IV (CONTINUED)
--------------------------------------------------------------------------------
                 g. Registration No. 33-17222, 500,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation Stock Option and Performance Incentive Plan), incorporated herein by reference to Exhibit 4.1 of Form S-8 dated September 9, 1987.
                 h. Registration No. 33-18943, 1,303,045 shares of Common Stock of Michigan National Corporation (Employee Stock
                    Ownership Plan), incorporated herein by reference to Exhibit
                    4.1 of Form S-8 dated December 8, 1987.
                 i. Registration No. 33-22430, 656,787 shares of Common Stock of Michigan National Corporation, incorporated herein
                    by reference to Form S-3 dated June 9, 1988.
                 j. Registration No. 33-22542, 250,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation Employees' Stock Bonus Plan, 401-(k) account), incorporated herein by reference to Exhibit 4.1 of Form S-8 dated June 27, 1988.
                 k. Registration No. 33-24751, Indenture, dated as of November
                    10, 1988, between Michigan National Corporation and Bankers Trust Company, incorporated herein by reference to
                    Exhibit 4.1, of Form S-3 dated October 6, 1988.
                 l. Registration No. 33-45188, 200,000 shares of Common Stock of Michigan National Corporation (Michigan National Corporation Nonqualified Stock Option Plan), incorporated herein by reference to Form S-8 dated January 21, 1992.
                 m. Registration No. 33-58644, Senior Indenture between
                    Michigan National Corporation First National Bank of
                    Chicago and Subordinated Indenture between Michigan
                    National Corporation and First Trust National Association, incorporated herein by reference to Exhibit (4)(a) and Exhibit (4)(b) respectively, on Form S-3 dated January 23, 1993.
                 n. Registration No. 33-58644, proposed sale of up to
                    $150,000,000 of debt securities filed as a shelf registration, is incorporated herein by reference to Form S-3, filed February 15, 1993.
                 o. Stock Option Agreement between Michigan National
                    Corporation and National Australia Bank Limited dated February 4, 1995, incorporated herein by reference to
                    Exhibit 2 of Form 8-K filed February 15, 1995.
          10.    Material Contracts
                 a. Employment Agreement dated January 16, 1985 between
                    Michigan National Corporation and Robert J. Mylod, as
                    amended............................................ (1)
                 b. Pension Agreement dated January 16, 1985 between Michigan
                    National Corporation and Robert J. Mylod, as amended
                    March 17, 1993......................................(4)

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

Further information about the Agreement and Plan of Merger is contained in the Corporation's Current Report on Form 8-K, filed February 15, 1995, and which is incorporated herein by reference.

Deloitte & Touche LLP letter-head



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


/s/ Deloitte & Touche LLP
Detroit, Michigan
February 7, 1995
(February 24, 1995 as to Note V)