Form 10-K/A
period 1994-12-31
MICHIGAN NATIONAL CORP
filed 1995-04-25
CIK 65660

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                  FORM 10-K/A
                               Amendment No. 2


This amendment is being filed to properly attach Exhibit 27, the Financial Data Schedule, to the submission document.

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



                                        MICHIGAN NATIONAL CORPORATION
                                        (Registrant)



April 25, 1995                          Robert V. Panizzi
                                        -----------------------------
                                        Robert V. Panizzi
                                        Senior Vice President and Controller
                                        (Chief Accounting Officer)