Form 10-Q
period 1995-03-31
MICHIGAN NATIONAL CORP
filed 1995-05-12
CIK 65660

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C., 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED  MARCH 31, 1995

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                                 -----------       -----------

Commission file number           0-7186


                         MICHIGAN NATIONAL CORPORATION
            (Exact name of registrant as specified in its  charter)

            Michigan                           38-0111135
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

Yes   X       No
    -----        -----

Common stock outstanding at April 30, 1995 - 13,646,070 SHARES

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES



                                   FORM 10-Q
                                     INDEX




PART I.  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
 CONSOLIDATED STATEMENT OF INCOME:
    THREE MONTHS ENDED MARCH 31, 1995 AND 1994                                  1

    CONSOLIDATED STATEMENT OF CONDITION:
     MARCH 31, 1995 AND DECEMBER 31, 1994                                       3

    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY:
     THREE MONTHS ENDED MARCH 31, 1995 AND 1994                                 5

    CONSOLIDATED STATEMENT OF CASH FLOWS:
     THREE MONTHS ENDED MARCH 31, 1995 AND 1994                                 6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  8



  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                 20

  PART I   EXHIBITS                                                            50


  PART II.  OTHER INFORMATION                                                  51

  SIGNATURES                                                                   52


Michigan National Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended         Increase
                                                                                                   March 31             (Decrease)
(in thousands)                                                                              1995               1994
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Federal funds sold and resale agreements                                                $2,781             $4,752        ($1,971)
  Interest-bearing deposits with banks                                                        11              2,276         (2,265)
  Money market investments                                                                   181                 74            107
  Investment securities available for sale                                                 4,109              3,532            577
  Investment securities held to maturity                                                  16,264             16,356            (92)
  Trading securities                                                                         166              1,009           (843)
  Loans and lease financing, including related fees                                      136,356            126,529          9,827
  Note receivable-FDIC                                                                                        3,889         (3,889)
- -----------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                 159,868            158,417          1,451

INTEREST EXPENSE
  Money market accounts                                                                   16,429             14,153          2,276
  Savings deposits                                                                         5,565              6,776         (1,211)
  Time deposits < $100,000                                                                31,867             35,004         (3,137)
  Time deposits > $100,000                                                                 7,467              6,192          1,275
  Short-term borrowings                                                                    4,642              2,762          1,880
  Long-term debt                                                                           1,517              1,536            (19)
  FDIC assistance                                                                                            (3,286)         3,286
- -----------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                 67,487             63,137          4,350

   NET INTEREST INCOME                                                                    92,381             95,280         (2,899)
   Provision for possible credit losses  (Note E)                                          7,500              6,152          1,348
- -----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision for
    Possible Credit Losses                                                                84,881             89,128         (4,247)
- -----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
 Service charges                                                                          19,534             32,830        (13,296)
 Trust and investment services income                                                      4,681              5,080           (399)
 Mortgage banking gains, net                                                                 177              4,746         (4,569)
 Investments available-for-sale losses, net                                                  (27)                              (27)
 Other income                                                                             10,560             10,862           (302)
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                             34,925             53,518        (18,593)

NON-INTEREST EXPENSE
 Salaries and wages                                                                       30,663             46,107        (15,444)
 Other employee benefits                                                                   9,959             15,208         (5,249)
 Net occupancy expense                                                                     5,573              7,652         (2,079)
 Equipment expense                                                                         7,170             10,319         (3,149)
 Outside services                                                                          8,158              7,755            403
 Defaulted loan expense, net  (Note E)                                                       637               (223)           860
 Amortization of purchased mortgage servicing rights                                                          5,386         (5,386)
 Other expenses                                                                           18,260             25,734         (7,474)
- ------------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                            80,420            117,938        (37,518)
- ------------------------------------------------------------------------------------------------------------------------------------
    Income  Before Income Taxes                                                           39,386             24,708         14,678
     Income tax provision                                                                 13,706              6,424          7,282
- -----------------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                           $25,680            $18,284         $7,396
===================================================================================================================================

Certain prior period amounts have been reclassified to conform to current period presentation.

The Consolidated Statement of Income is continued on the next page.

Michigan National Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME  (UNAUDITED)  (continued)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended         Increase
                                                                                                   March 31             (Decrease)
(in thousands, except per share amounts)                                                    1995               1994
- -----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share - Primary                                                      $1.86              $1.19          $0.67
- -----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share - Fully Diluted                                                $1.86              $1.19          $0.67
- -----------------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
     Primary                                                                              14,095             15,377         (1,282)
     Fully diluted                                                                        14,115             15,408         (1,293)
- -----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Common Share                                                   $0.55              $0.50          $0.05
===================================================================================================================================


Michigan National Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CONDITION  (UNAUDITED)

- --------------------------------------------------------------------------------------------------------------------------------
                                                                                             March 31,          December 31,
(in thousands)                                                                                  1995                1994
- --------------------------------------------------------------------------------------------------------------------------------
Assets
 Cash and due from banks                                                                           $525,274            $529,658
 Federal funds sold and resale agreements                                                           159,150             350,350
- --------------------------------------------------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents                                                                  684,424             880,008

 Interest-bearing deposits with banks                                                                   200              10,200
 Money market investments                                                                            14,074              13,433
 Investment securities available-for-sale (amortized cost of
   $236,446 and $243,777 at 03/31/95 and 12/31/94, respectively)  (Note D)
    Mortgage-backed securities                                                                      102,278             104,593
    Government and other securities                                                                 136,260             137,223
 Investment securities held-to-maturity (fair value of $1,066,898 and $1,094,551 at 03/31/95 and 12/31/94, respectively)  (Note D)
    Mortgage-backed securities                                                                      590,245             616,284
    Government and other securities                                                                 486,165             505,953
 Trading securities                                                                                  11,435              10,720

Residential mortgages held for sale (Note E)                                                          2,173              10,106
Non-performing loans held for sale (Note E)                                                          51,827              56,256
Loans and lease financing  (Note E)                                                               6,125,095           5,979,363
- --------------------------------------------------------------------------------------------------------------------------------
   Total Loans and Lease Financing                                                                6,179,095           6,045,725
   Unearned income                                                                                  (20,044)            (20,024)
   Allowance for possible credit losses (Note E)                                                   (165,952)           (164,344)
- --------------------------------------------------------------------------------------------------------------------------------
   Net Loans and Lease Financing                                                                  5,993,099           5,861,357

 Premises and equipment, net                                                                        160,629             165,675
 Due from customers on acceptances                                                                    2,998               1,902
 Accrued income receivable                                                                           57,578              56,653
 Property from defaulted loans and other real estate owned, net  (Note E)                            23,669              22,156
 Other assets                                                                                       282,280             305,812
- --------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                                 $8,545,334          $8,691,969
================================================================================================================================

Certain prior period amounts have been reclassified to conform to current period presentation.

The Consolidated Statement of Condition is continued on the next page.

Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------------------------------------------------------
                                                                                             March 31,          December 31,
(in thousands, except share amounts)                                                            1995                1994
- --------------------------------------------------------------------------------------------------------------------------------
Liabilities
  Non-interest bearing demand deposits                                                           $1,458,472          $1,549,497
  Interest-bearing deposits:
     Money market accounts                                                                        1,769,369           1,865,230
     Savings deposits                                                                               967,192             991,983
     Time deposits < $100,000                                                                     2,395,709           2,371,487
     Time deposits > $100,000                                                                       519,541             512,907
- --------------------------------------------------------------------------------------------------------------------------------
     Total Deposits                                                                               7,110,283           7,291,104

 Federal funds purchased and repurchase agreements                                                  239,611             195,585
 Other short-term borrowings                                                                         84,805             123,445
 Customer acceptances outstanding                                                                     2,998               1,902
 Accrued liabilities                                                                                218,651             215,001
 Long-term debt                                                                                      69,741              69,915
- --------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                                             7,726,089           7,896,952

Contingencies and Commitments (Notes H and I)

Shareholders' Equity
  Common stock,  $10 par value, authorized  50,000,000 shares                                       132,702             132,145
  Surplus                                                                                            54,445              51,852
  Retained earnings                                                                                 643,150             624,761
  Net unrealized gains (losses) on investment
       securities available-for-sale                                                                  1,360              (1,329)
  Note receivable-ESOP                                                                              (12,412)            (12,412)
- --------------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                                      819,245             795,017
- --------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                                                  $8,545,334          $8,691,969
================================================================================================================================
  Common stock outstanding                                                                       13,270,160          13,214,534
================================================================================================================================

Michigan National Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY  (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Net
                                                                                          unrealized
                                                                                       gains (losses)
                                                                                       on investment
                                                                                          securities          Note
                                                    Common                    Retained     available    Receivable
(in thousands)                                       Stock       Surplus      Earnings      for sale          ESOP         Total
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                          $151,763      $195,467      $483,572                    ($15,212)     $815,590
 Net income                                                                     18,284                                    18,284
 SFAS No. 115 adoption effect                                                                  6,828                       6,828
 Net unrealized losses on securities
    classified as available-for-sale
    (net of tax effect)                                                                       (2,573)                     (2,573)
 Common stock issued, net                              274           767                                                   1,041
 Cash dividends
    Common stock  ($0.50 per share)                                             (7,617)                                   (7,617)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1994                            152,037       196,234       494,239         4,255       (15,212)     $831,553
- ------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1995                          $132,145       $51,852      $624,761       ($1,329)     ($12,412)      795,017
 Net income                                                                     25,680                                    25,680
 Net unrealized gain on securities
   classified as available-for-sale
   (net of tax effect)                                                                         2,689                       2,689
 Common stock issued, net                              557         2,593                                                   3,150
 Cash dividends
    Common stock  ($0.55 per share)                                             (7,291)                                   (7,291)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                            132,702        54,445       643,150         1,360       (12,412)      819,245
- ------------------------------------------------------------------------------------------------------------------------------------


Michigan National Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

- ------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31 (in thousands)                                                              1995             1994
- ------------------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                                                               $25,680          $18,284
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Provision for possible credit losses                                                                     7,500            6,152
    Depreciation and amortization expense                                                                    6,602           15,576
    Net amortization associated with investment securities                                                    (480)             480
    Write-downs of property from defaulted loans                                                                56            1,523
    Net deferred income taxes                                                                                4,461           (7,044)
    Loss from sale of investment securities available for sale                                                  27
    Loss (gain) from sale of premises and equipment                                                            330              (66)
    Net gain from sale of property from defaulted loans                                                       (339)          (2,909)
    (Increase) decrease in operating assets:
        Trading account securities                                                                            (715)         (27,073)
        Accrued interest receivable                                                                           (925)           2,686
        Residential mortgages held for sale                                                                  7,933          240,995
        Non-performing loans held for sale                                                                   4,429
        Pending investment and trading securities sales                                                        252          (25,826)
        Capitalized excess service fees                                                                                      (1,072)
        Other assets                                                                                        17,288           43,277
    Increase (decrease) in operating liabilities:
        Accrued interest payable                                                                            (1,410)          (1,972)
        Pending investment and trading securities purchases                                                  3,531            4,572
        Accrued liabilities                                                                                  1,529           32,438
    Other, net                                                                                                 602              830
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                          $76,351         $300,851
- ------------------------------------------------------------------------------------------------------------------------------------
Investing activities
  Payments for:
     Purchase of investment securities available for sale                                                    ($503)       ($100,735)
     Purchase of investment securities held to maturity                                                   (356,830)        (197,341)
     Purchase of premises and equipment                                                                     (2,210)          (2,283)
     Purchase of mortgage servicing rights                                                                                   (1,360)
     Capital expenditures for property from defaulted loans                                                   (790)            (741)
  Proceeds from:
     Sale of investment securities available for sale                                                        2,675
     Principal collection of investment securities available for sale                                        5,200              400
     Principal collection of investment securities held to maturity                                        403,129          202,041
     Principal collection of note receivable - FDIC                                                                         113,605
     Sale of premises and equipment                                                                             13              159
     Sale and principal collection of property
        from defaulted loans                                                                                 3,871           17,501
  Net decrease (increase) in:
      Interest-bearing deposits with banks                                                                  10,000         (255,578)
      Money market investments                                                                                (641)            (263)
      Loans and lease financing                                                                           (156,084)         133,303
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                                             ($92,170)        ($91,292)
- ------------------------------------------------------------------------------------------------------------------------------------

The Consolidated Statement of Cash Flows is continued on the next page.

Michigan National Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)  (continued)

- ------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31 (in thousands)                                                              1995             1994
- ------------------------------------------------------------------------------------------------------------------------------------
Financing activities
  Payments for:
     Long-term debt                                                                                          ($189)           ($384)
     Common stock dividends                                                                                 (7,291)          (7,617)
  Proceeds from issuance of:
     Common stock                                                                                            3,150            1,041
  Net (decrease) increase in:
      Deposits                                                                                            (180,821)        (220,165)
      Short-term borrowings                                                                                  5,386          125,440
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash used by financing activities                                                            ($179,765)       ($101,685)
- ------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                                     ($195,584)        $107,874
Cash and cash equivalents at beginning of year                                                             880,008        1,001,080
- ------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                                                     $684,424       $1,108,954
====================================================================================================================================
Supplemental disclosures of cash flow information:
a.)  Cash transactions:
      Interest paid                                                                                        $68,897          $65,109
      Federal income taxes paid (net of refunds)                                                           (11,400)             294
      State taxes paid (net of refunds)                                                                       (303)              10
b.)  Non-cash transactions in loans and lease financing:
       Transfer from loans to property from defaulted loans                                                  4,712           17,830
       Loans originated to finance sales of property from defaulted loans                                      232            5,338
c.)  Non-cash transactions in investment securities:
       Transfers into investment securities available-for-sale                                                              134,911
- ------------------------------------------------------------------------------------------------------------------------------------

Certain prior period amounts have been reclassified in order to conform to current period presentation.

See notes to consolidated financial statements.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION

The unaudited consolidated financial statements of Michigan National Corporation and subsidiaries (Corporation) are prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and Item 303(b) of Regulation S-K.

These financial statements and related notes should be read in conjunction with the Michigan National Corporation 1994 Form 10-K (1994 Form 10-K). Terms used in this report are defined beginning on page 13 of the 1994 Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated operating results of the Corporation for the three months ended March 31, 1995 and 1994, its financial position at March 31, 1995, and December 31, 1994, and cash flows for the three months ended March 31, 1995, and 1994. Certain prior period amounts were reclassified to conform with the current period presentation. The operating results for the three months ended March 31, 1995, are not necessarily indicative of operating results to be expected for the year ending December 31, 1995.

In 1994, the Corporation used the equity method to account for its 49% investment in Bloomfield Hills Bancorp, Inc. (BHB). The amount of retained earnings from this subsidiary included in consolidated retained earnings was approximately $390 thousand at December 31, 1994. In December 1994, the Corporation sold 300 shares (one half of its common stock of BHB) for cash proceeds of $1,372,500. The remaining 300 Shares were placed in escrow under the terms of an installment purchase agreement with the buyer who has voting rights for those shares. Accordingly, effective the date of the sale, the Corporation changed its method of accounting for its investment in BHB to the cost method of accounting.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B.    AGREEMENT AND PLAN OF MERGER


On February 4, 1995, the Corporation executed an Agreement and Plan of Merger by and among National Australia Bank Limited A.C.N. 004044937, a banking corporation organized under the laws of Australia (the "National"), MNC Acquisition Co., a Michigan corporation and wholly owned subsidiary of the National ("Acquisition"), and the Corporation (the "Merger Agreement"). The Merger Agreement provides that (i) Acquisition will be merged with and into the Corporation (the "Merger"), with the Corporation continuing as the surviving corporation; (ii) the Corporation will thereupon become a wholly owned subsidiary of the National; and (iii) each outstanding share of common stock, par value $10 per share, of the Corporation (the "Common Stock") (other than certain shares owned by the Corporation, the National, or their respective subsidiaries, which will be canceled) will be converted, upon the effectiveness of the Merger, into the right to receive $110 in cash, without interest. The transaction, which is expected to be completed by the end of 1995, is subject to approval by the Corporation's shareholders and various regulatory agencies.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


C.   SALES

On January 20, 1995, the Corporation entered into a definitive agreement to sell substantially all of the assets (approximately $72 million) and liabilities (approximately $34 million) of the Corporate and Private Banking divisions of IOBOC to Southern California Bank of Anaheim, California. The transaction which closed May 1, 1995 did not result in a significant gain or loss.

On April 10, 1995, the Corporation sold contracts to Magic Line, Inc. related to the processing of ATM transactions by third party customers. The Corporation realized a gain of approximately $2.5 million on the transaction.




D.   INVESTMENT SECURITIES

For the three months ended March 31, 1995, gross losses of $27 thousand and no gains were realized from sales of securities classified as available for sale. There were no sales of securities classified as available-for-sale in the three months ended March 31, 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
D. Investment Securities (Unaudited)  (continued)
The following summarizes the book value, fair value, and gross unrealized gains and losses of investment securities at March 31, 1995 and December 31, 1994.

(in thousands)                                          3/31/95                                         12/31/94
- ------------------------------------------------------------------------------------------------------------------------------------
                                                   Gross      Gross                                 Gross      Gross
                                     Amortized   Unrealized Unrealized    Fair        Amortized   Unrealized Unrealized    Fair
                                        Cost       Gains      Losses      Value          Cost       Gains      Losses      Value
- ------------------------------------------------------------------------------------------------------------------------------------
Investment securities
    available-for-sale:
     Mortgage-backed securities         $98,726      $3,552               $102,278      $103,542      $1,051               $104,593
     U.S. Treasury, Government
        agencies and corporations        99,919               ($1,481)      98,438       100,294               ($2,976)      97,318
     Other securities                    37,801          21                 37,822        39,941                   (36)      39,905
- ------------------------------------------------------------------------------------------------------------------------------------
             Total                      236,446       3,573    (1,481)     238,538       243,777       1,051    (3,012)     241,816
====================================================================================================================================
Investment securities
    held-to-maturity:
     Mortgage-backed securities         590,245       2,638   (10,693)     582,190       616,284         915   (22,058)     595,141
     U.S. Treasury, Government
        agencies and corporations       390,696         489    (2,439)     388,746       404,035                (5,946)     398,089
     State and municipal securities      25,775         706        (9)      26,472        25,234         517        (8)      25,743
     Other securities                    69,694         107      (311)      69,490        76,684                (1,106)      75,578
- ------------------------------------------------------------------------------------------------------------------------------------
             Total                    1,076,410       3,940   (13,452)   1,066,898     1,122,237       1,432   (29,118)   1,094,551
- ------------------------------------------------------------------------------------------------------------------------------------
                  Total Securities   $1,312,856      $7,513  ($14,933)  $1,305,436    $1,366,014      $2,483  ($32,130)  $1,336,367
====================================================================================================================================

At March 31, 1995, $49 million of treasury securities available-for-sale, $241 million of treasury securities held-to-maturity, $314 million of mortgage-backed investment securities held-to-maturity and $24 million of state and municipal securities held-to-maturity were pledged to collateralize deposits of public funds and for other purposes required or permitted by law.
- -------------------------------------------------------------------------------
Interest and dividend income from investment securities for the three month periods ended March 31, 1995 and 1994.
- -------------------------------------------------------------------------------

                                                    1995                  1994
- -----------------------------------------------------------------------------------------------------------------------
Investment securities available-for-sale:
   Mortgage-backed securities                        $2,225                 $3,044
   U.S. Treasury, Government agencies
       and corporations                               1,168                    487
   Other securities                                     716                      1
- -----------------------------------------------------------------------------------------------------------------------
  Total investment securities available-for-sale     $4,109                 $3,532
=======================================================================================================================
Investment securities held-to-maturity:
   Mortgage-backed securities                        $8,996                $11,678
   U.S. Treasury, Government agencies
       and corporations                               5,710                  3,867
   State and municipal securities                       387                    578
   Other securities                                   1,171                    233
- -----------------------------------------------------------------------------------------------------------------------
  Total investment securities held-to-maturity      $16,264                $16,356
=======================================================================================================================

Income from Other securities available-for-sale includes dividends of $716 thousand for the three months ended March 31, 1995. Income from Other securities held-to-maturity includes dividends of $183 thousand for the three months ended March 31, 1994.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E. LOANS AND LEASE FINANCING

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," in January, 1995. Accordingly, loans are classified as impaired when, based on the current information and events, it is probable that the Corporation will be unable to collect all the amounts due under the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment is recognized by adjusting the Allowance for Credit Losses for the impaired loan with a corresponding charge to Provision for Credit Losses. The adoption of SFAS No. 114 however, did not result in a change to the level of the Allowance for Credit Losses and the Provision for Credit Losses. The method used in recognizing income on impaired loans remains unchanged, a practice allowed by SFAS No. 118.

In addition, the adoption of SFAS No. 114 changed the Corporation's accounting for in-substance-foreclosed (ISF) assets from a classification of property from defaulted loans to Non-performing Loans. SFAS No. 114 amends SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," to clarify that substantive repossession accounting is applicable in circumstances only where the debtor surrenders the collateral to the creditor and the creditor receives physical possession of the collateral. Therefore, a loan for which foreclosure is probable, as in the case of ISF assets, should continue to be accounted for as a loan. Accordingly, ISF properties presented in prior year financial statements were reclassified and accounted for as loans for comparative purposes. This resulted in the reclassification of ISF writedowns from Defaulted Loan Expense to charge-offs to the Allowance for Possible Credit Losses (offset by a corresponding increase in the Provision for Possible
Credit Losses) and the reclassification of ISF balances from Property from Defaulted Loans to Non-performing Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------
E.  Loans and Lease Financing  (Unaudited)
The following summarizes loans and lease financing at March 31, 1995 and December 31, 1994.

(In thousands)                                                                                3/31/95             12/31/94
- ----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural secured by real estate                                      $877,008            $867,468
Other commercial, financial & agricultural                                                        2,511,468           2,397,375
Commercial real estate-mortgage                                                                   1,104,603           1,105,007
Non-performing loans held for sale                                                                   51,827              56,256
Residential real estate mortgages held for sale                                                       2,173              10,106
Residential real estate mortgages held for investment                                               338,910             332,517
Short-term commercial real estate-construction                                                      125,010             126,158
Installment                                                                                       1,041,781           1,008,191
Lease financing                                                                                     126,315             130,713
SFAS No. 114 adjustment                                                                                                  11,934
- ----------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                          6,179,095           6,045,725
Unearned income                                                                                     (20,044)            (20,024)
Allowance for possible credit losses                                                               (165,952)           (164,344)
- ----------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                         $5,993,099          $5,861,357
==================================================================================================================================

Certain prior period amounts have been reclassified to conform to current period presentation.

- ------------------------------------------------------------------------------------------------------------
Impaired Loans  (Unaudited)
- ------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                03/31/95
- ------------------------------------------------------------------------------------------------------------
Gross recorded investment in impaired loans with related allowance                                 $163,606
Related allowances for loan losses                                                                  (34,872)
- ------------------------------------------------------------------------------------------------------------
Net impaired loans with related allowance                                                           128,734
Impaired loans with no related allowance                                                             50,965
- ------------------------------------------------------------------------------------------------------------
Total net impaired loans                                                                           $179,699
============================================================================================================

                                                                                         Three Months Ended
                                                                                           March 31, 1995
- ------------------------------------------------------------------------------------------------------------
Average impaired loans outstanding                                                                 $212,531
- ------------------------------------------------------------------------------------------------------------
Interest income recognized (1)                                                                      $2,775
- ------------------------------------------------------------------------------------------------------------


(1) During the first quarter, $24 thousand was recognized using a cash-basis method of accounting while the loans were classified as impaired.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


F.  RESTRUCTURING CHARGE


As part of the Corporation's strategic restructuring, Project Streamline, a comprehensive program to re-engineer internal operating processes to strengthen the Corporation's financial performance, was initiated in June 1994. The Corporation expects to implement all Project Streamline initiatives during 1995. These initiatives will improve the efficiency and profitability of the business and administrative work processes of all operations of the Corporation's principal bank subsidiary, MNB.

A restructuring charge related to Project Streamline of $37.6 million was recorded in the fourth quarter of 1994. Included in the restructuring charge were:

1. Severance costs of $10.5 million associated with the elimination of approximately 1,000 jobs which will take place throughout 1995. The severance costs include salary and benefits that will continue following termination and the cost of out-placement services that are provided by the Corporation. The positions that will be eliminated have been specifically identified. In addition, all team members corporate wide were notified of the severance benefits they will receive if they are to be terminated under Project Streamline. As of March 31, 1995, $3.8 million of severance benefits were paid and charged against this liability.

2. Costs of $13.5 million associated with owned and leased facilities that will be vacated and furniture, equipment and leasehold improvements that will be abandoned or sold as a result of business and process changes under Project Streamline. These costs include the future lease payments of leased facilities that will be vacated, estimated losses from the sale of owned facilities that will be vacated, and estimated losses from the sale or abandonment of furniture, equipment and leasehold improvements that will no longer be utilized in the business operations of the Corporation. The facilities that will be vacated are primarily Michigan office facilities.
   As of March 31, 1995, $1.2 million of costs were charged against the liability. The Corporation has yet to vacate the facilities for which the majority of this reserve was established. Accordingly, the $1.2 million represents the write-off of abandoned equipment and leasehold improvements, and lease payments for one vacated facility. The remaining facilities are expected to be vacated during the remainder of 1995 and in 1996.

3. Pension and postretirement curtailment losses of $0.9 million and $3.2 million, respectively. The elimination of approximately 1,000 jobs under Project Streamline will result in a further significant reduction in the number of active plan participants in the Corporation's pension and postretirement benefit plans. Accordingly, a curtailment loss, as defined by SFAS No. 88 and SFAS No. 106, was recognized with an offsetting increase in the Corporation's pension and post retirement accrued liabilities.

4. Outside service fees of $9.5 million, all of which were paid and charged against the liability in the first quarter of 1995.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.   REDEMPTION OF SUBORDINATED DEBENTURES AND CANCELLATION OF EQUITY CONTRACTS

The Corporation has issued notice that it will redeem all of its outstanding 8% Redeemable Subordinated Debentures (Debentures) due November 10, 1998 and cancel all of its Equity Contracts as of June 15, 1995 (Redemption Date).

All Debentures not surrendered upon exercise of Equity contracts, described below, will be redeemed at a price representing a premium of 2.67% above par (Redemption Price), plus interest accrued to the Redemption Date of $20.00 for each $1,000 unpaid principal amount of Debentures. The Redemption Date will also be the cancellation date of all outstanding Equity Contracts. On the Redemption Date, any unexercised Equity contracts will be canceled and holders thereof will receive in exchange a payment equal to $10 for each $1,000 aggregate principal amount of the purchase obligations represented by such Equity Contract, representing 1.00% of such aggregate principal amount, (Cancellation Price) upon surrender of the Equity Contracts.

Holders of Equity Contracts have, as an alternative to redemption of Debentures, the option to exercise such Equity Contracts by surrendering such Debentures. In lieu of receiving the Redemption Price and the Cancellation Price, holders of Equity Contracts may at any time prior to 5:00 p.m., New York City time, on June 15, 1995, exercise Equity Contracts for that number of shares of Common Stock of the Corporation, par value $10 per share, as have an aggregate purchase price equal to the aggregate purchase obligation set forth in the Equity Contract, at an exercise price of $56.375 per share, by surrendering such Equity Contracts and Corresponding Commonly Registered Debentures with an aggregate principal unpaid amount equal to such exercise price.

Under certain circumstances, Equity Contract holders may at any time prior to 5:00 p.m., New York City time, on June 15, 1995, exercise the Equity Contracts by the payment of cash equal to the exercise price of $56.375 per share.

The Corporation expects to recognize a loss on the redemption of Debentures in accordance with Accounting Principals Board Opinion (APB) No. 26, "Early Extinguishment of Debt", as amended by SFAS No. 76, "Extinguishment of Debt". The loss is not expected to be significant.


H. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to realize profits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------------------------------------------
H. Off-balance Sheet Financial Instruments  (Unaudited)
- --------------------------------------------------------------------------------------------------------------------
The following summarizes financial instruments with off-balance sheet risk at March 31, 1995 and December 31, 1994.
- --------------------------------------------------------------------------------------------------------------------
                                                                        Contract or Notional Amount
(in thousands)                                                      3/31/95                    12/31/94
- --------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts
represent credit risk:
- --------------------------------------------------------------------------------------------------------------------
Contracts held for purposes other than trading:

       Commitments to extend credit                                 $2,448,335                  $2,847,236
       Standby and other letters of credit                             287,993                     281,719
       Loans sold with recourse                                         94,025                      97,511
====================================================================================================================

- --------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract or notional
amounts exceed the amount of credit risk:
- --------------------------------------------------------------------------------------------------------------------
Contracts held for purposes other than trading:

       Interest rate swap contracts                                  1,687,446                   1,738,038
       Interest rate caps                                               40,750                      40,750

Customer accommodation contracts held for trading:

       Foreign exchange contracts                                       21,864                      20,690
====================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
H. Off-Balance Sheet Financial Instruments (Unaudited)  (continued)
- ----------------------------------------------------------------------------------------------------------------------------------
Off-Balance-Sheet Derivative Financial Instruments
- ----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                             March 31, 1995                  December 31, 1994
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                    Notional      End of Period       Notional      End of Period
                                                                     Amount         Fair Value         Amount         Fair Value
- ----------------------------------------------------------------------------------------------------------------------------------
Contracts held for purposes other than trading:

Interest rate swaps                                                 $1,687,446                        $1,738,038
  Carrying amount                                                                       ($1,066)                             $669
  Unrealized gross gain                                                                   5,474                             2,103
  Unrealized gross loss                                                                 (45,919)                          (86,413)
- ----------------------------------------------------------------------------------------------------------------------------------
               Total interest rate swaps                             1,687,446          (41,511)       1,738,038          (83,641)
- ----------------------------------------------------------------------------------------------------------------------------------
Interest rate caps
  Options written                                                       20,375                            20,375
    Carrying amount                                                                        (135)                             (149)
    Unrealized gross gain
    Unrealized gross loss                                                                  (193)                             (462)
- ----------------------------------------------------------------------------------------------------------------------------------
               Sub-total                                                20,375             (328)          20,375             (611)
- ----------------------------------------------------------------------------------------------------------------------------------
  Options purchased                                                     20,375                            20,375
    Carrying amount                                                                          94                               103
    Unrealized gross gain                                                                   193                               462
    Unrealized gross loss
- ----------------------------------------------------------------------------------------------------------------------------------
               Sub-total                                                20,375              287           20,375              565
- ----------------------------------------------------------------------------------------------------------------------------------
               Total interest rate caps                                 40,750              (41)          40,750              (46)
- ----------------------------------------------------------------------------------------------------------------------------------
   Total contracts for purposes other than trading                  $1,728,196         ($41,552)      $1,778,788         ($83,687)
==================================================================================================================================
Customer accommodation contracts held for trading:

  Foreign exchange forward contract                                    $20,202               $6          $20,591              $31
  Spot foreign exchange                                                  1,662                7               99
- ----------------------------------------------------------------------------------------------------------------------------------
Total contracts held for trading                                       $21,864              $13          $20,690              $31
==================================================================================================================================

The credit risk associated with interest rate swaps was approximately $5.5 million as of March 31, 1995. Of this amount approximately $1.3 million is with domestic banks, $1.5 million with foreign banks and $2.7 million with broker dealers.

Customer accommodation swaps totaled $138 million of the $1.7 billion in outstanding notional value of interest rate swaps as of March 31, 1995.

At March 31, 1995 unamortized deferred gains related to interest rate swaps amounted to $2.5 million. Of this amount, approximately $49 thousand will be amortized over 6 months, $643 thousand over 11 months and the remainder over 14 months. Such deferred gains are attributed to early termination of swaps.

Average fair value for foreign exchange contracts held for trading amounted to $29 thousand as of March 31, 1995. The related net gains totaled $298 thousand as of March 31, 1995 and were recorded in other non-interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- ---------------------------------------------------------------------------------------------------------------------
H. Off-Balance Sheet Financial Instruments (Unaudited)  (continued)
- ---------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps - Weighted Average Rate
March 31, 1995 (in thousands)
- ---------------------------------------------------------------------------------------------------------------------
                                                                                      Weighted Average
                                                                     ------------------------------------------------
                                                      Notional            Rate             Rate            Months
                                                        Value           Received         Paid (1)      Remaining (2)
- ---------------------------------------------------------------------------------------------------------------------
Receive fixed rate:
  Non-amortizing  swaps                                $1,068,500             6.38%            6.35%              26
  Amortizing swaps                                        618,946             5.42%            6.28%              21
- ---------------------------------------------------------------------------------------------------------------------
               Total interest rate swaps               $1,687,446             6.03%            6.32%              24
=====================================================================================================================

(1) Rate paid on 77% of the outstanding notional value is tied to the three month LIBOR rate and the remainder is primarily tied to the six month LIBOR rate.
(2)  The remaining maturity for non-amortizing swaps range from 5 months to
      5.34 years while that for the amortizing swaps range from 4 months to
      8.67 years.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.    LEGAL PROCEEDINGS


There have been no material developments in any previously reported legal proceedings brought against the Corporation. Other than the previously reported class action law suits, there have been no new material legal proceedings brought against the Corporation during the period January 1, 1995 through April 30, 1995.



J.  INCOME TAXES

The Corporation's effective income tax rate for the first quarter 1995 based on a projection for the full year is 34.8% compared to the federal statutory rate of 35%.

The Corporation's effective tax rate for 1994 excluding a $41.7 million reduction in tax expense resulting from the Termination Agreement and $40.2 million from tax benefits associated with the IOBOC acquisition, was 28.0%.
For information regarding these one-time tax benefits, refer to Note F and Note W to the consolidated financial statements on pages 100 and 132, respectively, of the 1994 Form 10-K.

The increase in the effective income tax rate from 28.0% for 1994 to 34.8% in 1995 is due to higher projected pre-tax earnings in 1995, lower tax-exempt interest income due to the payoff of the Note Receivable-FDIC on September 30, 1994, and the absence of FDIC assistance due to the Termination Agreement.

Subsequent Event
- ----------------

During April 1995, the Corporation and the Internal Revenue Service resolved certain tax matters related to the Corporation's income tax returns for the years 1988 through 1993. Accordingly, the Corporation will reverse certain income tax reserves which will result in a reduction of the Corporation's 1995 effective tax rate to approximately 30%.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

                                                                 1995        1994       1994       1994       1994        1993
- ----------------------------------------------------------------------------------------------------------------------------------
Table 1  Selected Quarterly Financial Information (Unaudited)  First       Fourth      Third     Second      First      Fourth
                                                              Quarter     Quarter     Quarter    Quarter    Quarter     Quarter
- -----------------------------------------------------------------------------------------------------------------------------------
Operating Results  (in thousands)
Interest income                                               $159,868    $155,599   $163,263   $164,000   $158,417    $169,447
Interest expense                                                67,487      61,226     63,535     63,068     63,137      67,616
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             92,381      94,373     99,728    100,932     95,280     101,831
Provision for possible credit losses  (1)                        7,500      26,918      6,289      6,351      6,152       7,452
Non-interest income                                             34,925      40,575    109,692     51,893     53,518      67,763
Non-interest expense  (1)                                       80,420     136,751    109,143    113,161    117,938     130,011
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               39,386     (28,721)    93,988     33,313     24,708      32,131
Income tax provision (benefit)                                  13,706      (8,797)   (16,060)   (29,981)     6,424        (501)
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $25,680    ($19,924)  $110,048    $63,294    $18,284     $32,632
====================================================================================================================================
Per Common Share
Net income (loss) per common share - primary                     $1.86      ($1.33)     $6.99      $4.06      $1.19       $2.13
Net income (loss) per common share - fully diluted               $1.86       (1.33)      6.99       4.05       1.19        2.13
Cash dividends declared                                           0.55        0.50       0.50       0.50       0.50 (2)         (2)
Book value end-of-period                                         61.74       60.16      65.14      58.32      54.70       53.74
Market value end-of-period                                      103.75       74.75      76.25      72.00      61.50       57.50
Closing market value:  high                                     104.25       80.56      79.25      79.00      65.25       62.75
Closing market value:  low                                       75.00       73.50      72.25      59.63      55.00       57.50
====================================================================================================================================
Selected Period End Balances (in millions)
 Total assets                                                   $8,545      $8,692     $9,207    $10,036    $10,129     $10,173
 Earning assets  (1)                                             7,659       7,774      8,065      9,119      9,174       9,172
 Total loans and lease financing, net of unearned income  (1)    6,159       6,026      6,193      6,427      6,318       6,708
 Non-performing assets                                             137         143        195        193        235         255
 Deposits                                                        7,110       7,291      7,513      8,156      8,504       8,725
 Long-term debt                                                     70          70         71         76         77          77
 Shareholders' equity                                              819         795        998        892        832         816
====================================================================================================================================
Selected Average Balances (in millions)
 Total assets                                                   $8,467      $8,703     $9,462     $9,950     $9,973     $10,249
 Earning assets                                                  7,642       7,778      8,540      8,996      9,001       9,156
 Total loans and lease financing, net of unearned income         6,065       6,111      6,281      6,280      6,399       6,681
 Deposits                                                        7,063       7,234      7,782      8,392      8,521       8,811
 Long-term debt                                                     70          70         72         76         77          77
 Shareholders' equity                                              802         970        900        834        817         791
====================================================================================================================================
Selected Financial Ratios
 Return on average shareholders' equity                          12.80%      (8.22)%    48.90%     30.36%      8.95%      16.50%
 Return on average total assets                                   1.21       (0.92)      4.65       2.54       0.73        1.27
 Average equity to average total assets                           9.47       11.14       9.51       8.38       8.19        7.72
 Allowance to period-end loans after adoption
    of SFAS No. 114 (1)                                           2.69        2.73       3.00       2.93       3.08        2.85
 Allowance to period-end loans as previously reported                         2.73       3.01       2.94       3.09        2.86
 Non-performing assets to total loans (net of unearned
    income) plus property from defaulted loans, net               2.22        2.37       3.14       2.98       3.69        3.77
 Net interest spread                                              4.11        4.08       4.06       3.97       3.79        3.82
 Net interest margin                                              5.02        4.94       4.85       4.71       4.50        4.64
 Efficiency ratio after adoption of SFAS No. 114  (1)            62.05       99.48      51.00      71.87      76.86       74.37
 Efficiency ratio as previously reported                                    102.33      51.13      72.09      76.96       74.63
 Equity to asset ratio (period end)                               9.59        9.15      10.83       8.89       8.21        8.02
 Leverage ratio                                                   8.30        7.72       9.13       8.20       7.84        7.56
 Tier 1 risk-based capital ratio                                  9.36        8.88      11.00      10.09       9.85        9.57
 Total risk-based capital ratio                                  11.30       10.82      13.12      12.26      12.03       11.73
 Dividend payout ratio                                           29.57         N/M       7.15      12.32      42.02 (2)         (2)
====================================================================================================================================

(1) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as non-performing loans.
(2) A fourth quarter 1993 dividend of $0.50 per share was declared January 19, 1994, payable to shareholders of record as of February 1, 1994. This did not represent a change in the Corporation's dividend policy, but rather a change only in the timing of the dividend declaration.
N/M: not meaningful

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL REVIEW

Net income for the three months ended March 31, 1995, was $25.7 million, or $1.86 per share. For the same period last year, net income was $18.3 million, or $1.19 per share.

This is the first full quarter to be impacted by the broad operational and capital restructuring instituted in 1994. These actions positioned the Corporation for the improvement in earnings noted above. Return on equity improved to 12.80% from 8.95%; return on assets improved to 1.21% from 0.73%; and the efficiency ratio improved to 62% from 77% for the same period last year.

Net interest income on a fully taxable equivalent basis declined $5.3 million from the same period last year due to lower asset balances attributable to the 1994 disposition of non-Michigan businesses. The Net Interest Margin expanded 52 Basis Points from the same period last year to 5.02%, principally due to the impact of the rise in interest rates on a slightly asset-sensitive balance sheet.

Non-interest income for the first quarter 1995 was $34.9 million, a decline of $18.6 million from the same period in 1994. The decline was primarily due to the 1994 disposition of non-Michigan businesses. Non-interest expense in the first quarter 1995 was $80.4 million, $37.5 million less than the same period last year. Project Streamline and other cost cutting initiatives accounted for approximately $9 million of the improvement; the remainder came primarily from the 1994 disposition of non-Michigan businesses.

Non-performing Assets of $137.1 million at March 31, 1995, decreased from $143.0 million at the end of 1994. Non-performing Assets as a percent of loans plus REO declined from 2.37% to 2.22% during the quarter, and the Non-performing Loan-to-total loan ratio decreased from 2.01% to 1.84%. Annualized net charge-offs for the quarter were 0.39% of average loans. The Corporation's allowance for credit losses was $166.0 million at March 31, 1995, representing 2.69% of total loans and 146% of Non-performing Loans at March 31, 1995. As a result of the Corporation's adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995, certain prior period data related to asset quality was reclassified for comparative purposes. Specifically, loans that were previously classified as ISF and accounted for as property from defaulted loans are now classified and accounted for as Non-performing Loans.

As previously announced and disclosed in the December 31, 1994 Form 10-K, the Corporation on February 4, 1995, executed an Agreement and Plan of Merger by and among National Australia Bank Limited A.C.N. 004044937, a banking corporation organized under the laws of Australia (the "National"), MNC Acquisition Co., a Michigan corporation and wholly owned subsidiary of the National ("Acquisition"), and the Corporation (the "Merger Agreement"). The Merger Agreement provides that (i) Acquisition will be merged with and into the Corporation (the "Merger"), with the Corporation continuing as the surviving corporation; (ii) the Corporation will thereupon become a wholly owned subsidiary of the National; and (iii) each outstanding share of common stock, par value $10 per share, of the Corporation (the "Common Stock") (other than certain shares owned by the Corporation, the National, or their respective subsidiaries, which will be canceled) will be converted, upon the effectiveness of the Merger, into the right to receive $110 in cash, without interest. The transaction, which is expected to be completed by the end of 1995, is subject to approval by the Corporation's shareholders and various regulatory agencies.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

NET INTEREST INCOME

OVERVIEW


Net Interest Income for the first quarter 1995 decreased $2.9 million and Net Interest Income on a Fully Taxable Equivalent Basis decreased $5.3 million compared to the same period in 1994. These decreases were due primarily to a lower average balance in interest-earning assets in the three months ended March 31, 1995.

The Net Interest Rate Spread and Net Interest Margin in the first three months of 1995 remained above five year historical ratios. The Net Interest Rate Spread and Net Interest Margin increased thirty-two and fifty-two Basis
Points, respectively, in the first quarter 1995 compared to the same period last year. This performance is primarily the result of assets repricing upward due to six prime interest rate increases since March 24, 1994, while the interest rates on deposits did not reprice as rapidly.

Please refer to Tables 2 through 4 for a presentation of various Net Interest Margin related information.


INTEREST RATE RISK MANAGEMENT

The Corporation's Asset/Liability Committee, with the review of the Board of Directors, sets policies regarding the management of the Net Interest Margin and the interest rate risk of the Corporation. Policies implemented by the Asset/Liability Committee utilize both on and off-balance sheet strategies to manage such risk. At March 31, 1995, the Corporation was hedging the interest rate risk associated with a portion of its prime-based, variable-rate commercial loans with approximately $1.7 billion of interest rate swap agreements, including approximately $494 million of indexed amortizing swaps. For transactions involving indexed amortizing swaps, the amortization periods
lengthen as interest rates rise, and shorten as interest rates decline.   At
March 31, 1995, the Corporation estimated that a 100 Basis Point increase in the LIBOR rate would lengthen the amortization period of these swaps and thereby increase the amount of the net settlement payment to the counterparties by approximately $3.5 million for the remainder of the year 1995. In the context of overall asset/liability management, this increase would not necessarily result in an equivalent reduction in Net Interest Income.

The Corporation measures forecasted interest rate risk through the use of an income forecasting simulation model. The model facilitates the forecasting of Net Interest Income under a variety of interest rate scenarios. At March 31, 1995, the Corporation estimated that forecasted annual Net Interest Income would increase $1.5 million for a 100 Basis Point increase in the prime rate. Conversely, forecasted annual Net Interest Income would decrease $2.7 million for a 100 Basis Point decrease in the prime rate.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

BALANCE SHEET COMPOSITION

In the first quarter of 1995 the average balance of total interest-earning assets decreased $1.4 billion, or 15.1%, from the same period in 1994, and the average balance of interest-bearing liabilities decreased $1.1 billion, or 15.2%. In addition, the average balance of non-interest bearing demand deposits decreased $393.4 million in the first quarter 1995 compared to the same period in 1994.

EARNING ASSETS
Contributing to the decrease in earning assets in 1995 were the sale of the Corporation's non-Michigan businesses, reductions in the average balance of money market investments, and the payoff of the Note Receivable-FDIC.

The Corporation sold its Texas subsidiaries, Lockwood and First State, and IOMC's non-Michigan loan origination business during the third quarter 1994 and its warehouse loan portfolio, operated as FCSI, in December 1994. Refer to Note C on page 93 of the 1994 Form 10-K for additional information on these transactions. The sales of Lockwood and First State resulted in a $539.5 million decrease in the average balance of earning assets, including $30.6 million in money market funds, $278.2 million in investments and $230.7 million in loans. The weighted average yield on these assets in the first quarter of 1994 was 6.67%.

A lower volume of loans originated due to the sale of IOMC's non-Michigan loan origination business and, for the period preceding the sale, a slow-down in lending resulting from rising residential mortgage interest rates contributed to an approximate $557 million decrease in the average balance of residential mortgage loans in the first quarter of 1995 compared to the same period last year.

The sale of FCSI's warehouse loan portfolio in December 1994 also contributed to the reduction in the average balance of loans. Warehouse loans had an average balance of $178.5 million in the first quarter of 1994.

The average balance of money market investments was higher in the first quarter of 1994 due to availability of excess liquidity resulting from a $114 million principal payment on the Note Receivable-FDIC in January 1994 and proceeds from decreases in certain other earning assets. Money market investments were utilized in December 1994 to fund the repurchase of the Corporation's common stock and Equity Contracts. In addition, the pay down of higher cost funding sources throughout 1994, the decrease in core deposits in the first quarter of 1995, and a decrease in non-interest bearing demand deposits due to the sales of non-Michigan business have reduced the amount of excess liquidity available to invest.

The average balance of the Note Receivable-FDIC declined as a result of the payoff of the balance on September 30, 1994, in connection with the Termination Agreement.

Partially offsetting the above decreases in earning assets was an increase in installment loans. The average balance of consumer installment loans increased $293.2 million primarily due to a higher volume of indirectly originated loans and successful marketing of directly originated Capital Reserve and Equimoney loan products.


INTEREST-BEARING LIABILITIES
The average balance of interest-bearing liabilities decreased during the first quarter of 1995 as a result of the sale of the Texas subsidiaries, the liquidity provided by the decrease in total earning assets, and the current interest rate environment. The Corporation's funding mix remained relatively constant year over year. However, savings and money market accounts decreased slightly as a percentage of total interest-bearing liabilities,

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

reversing a two year increasing trend.

The sales of Lockwood and First State resulted in a $422.1 million decrease in the average balance of interest-bearing liabilities in the first quarter of 1995 compared to the same period last year. This decrease includes $98.3 million in savings deposits, $129.1 million in insured money market accounts and $191.7 million in time deposits. During the first quarter of 1994, the weighted average interest rate paid of these liabilities was 3.08%.

As mentioned above, the Corporation used some of the liquidity provided by the decrease in interest-earning assets to reduce higher cost discretionary funding sources, primarily time deposits greater than $100,000.

In addition, the interest rate environment of the past year has also induced some customers to seek higher returns elsewhere (including non-bank financial products), contributing to the decrease in deposits.


EFFECT OF BALANCE SHEET COMPOSITION ON NET INTEREST MARGIN

The Net Interest Rate Spread and Net Interest Margin improved in first quarter of 1995 compared to the same period in 1994. The increase in the average yield received on interest-earning assets was moderately larger than the increase in the average rate paid on interest-bearing liabilities. The primary on-balance sheet contributor to the improved ratios was the change in asset mix resulting from the activity discussed in the Earning Asset section above. Accordingly, the average balance of the higher yielding loan portfolio grew as a percentage of total interest-earning assets while lower yielding money market investments decreased.

The contribution to Net Interest Margin from the investment of non-interest bearing demand deposits was significantly lower during the first quarter of 1995 compared to the same period last year. The lower contribution was due to a decrease in demand deposits resulting from the sale of the Corporation's non-Michigan businesses in the third and fourth quarters of 1994.

On May 1, 1995, the Corporation sold substantially all of the assets (approximately $72 million with a weighted average yield of 9.85%) and liabilities (approximately $34 million with a weighted average rate of 1.60%) of the Corporate and Private Banking divisions of IOBOC. In addition, the Corporation entered into a separate agreement to sell approximately $207 million of deposits of IOBOC. At March 31, 1995, these deposits had a weighted average rate of 4.91%. The sale is expected to close during the second quarter 1995.



INTEREST RATE ENVIRONMENT

On balance, interest rates increased steadily throughout 1994 and the first quarter of 1995. In addition, the spread between the prime rate and money market borrowing rates was slightly larger in the first quarter of 1995 compared to the same period in 1994 due to increases in the prime interest rate.

As discussed on page 24 of the 1994 Form 10-K, the Corporation utilizes interest rate swap agreements to hedge the interest rate risk associated with a portion of its prime-based, variable rate commercial loans. The hedges, which are designed to stabilize the yield on these loans in the event of movement of the prime interest rate, insulated the Net Interest Margin from most of the volatility associated with the prime/LIBOR increases during 1994 and the first quarter of 1995.

Six prime lending rate increases since March 24, 1994, totalling 300 Basis Points pushed the prime rate to 9.00% at March 31,

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

1995. Increases in the prime lending rate have a positive effect on Net Interest Income because of the Corporation's overall asset sensitive position.

Contraction of the spread between prime and money market borrowing rates could have the effect of reducing Net Interest Margin from current levels. Refer to the Interest Rate Risk Management section above for the estimated effects of movements in the prime interest rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------------
Table 2  Summary of Consolidated Net Interest Income (Fully Taxable Equivalent)  (Unaudited)
Three Months Ended                                      March 31, 1995            December 31, 1994            September 30, 1994
- ------------------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                  Average           Average    Average           Average    Average           Average
(in thousands)                                   Balance  Interest  Rate      Balance  Interest  Rate      Balance  Interest  Rate
- ------------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements         $191,208   $2,781   5.90%    $277,673   $3,795   5.42%    $163,586   $1,946   4.72%
Interest-bearing deposits with banks                1,200       11   3.72%      13,341      138   4.10%     197,563    2,023   4.06%
Money market funds                                 13,866      181   5.29%      13,584      157   4.59%      14,976      144   3.81%
- ------------------------------------------------------------------------------------------------------------------------------------
  Total money market investments                  206,274    2,973   5.85%     304,598    4,090   5.33%     376,125    4,113   4.34%

Investment securities available-for-sale
  Investment securities-taxable                   240,710    4,109   6.92%     246,682    4,221   6.79%     254,373    4,249   6.63%
Investment securities held-to-maturity
  Investment securities-taxable                 1,094,721   15,877   5.88%   1,061,343   15,163   5.67%   1,175,485   16,630   5.61%
  Investment securities-tax-exempt                 25,313      584   9.36%      24,539      555   8.97%      29,122      654   8.91%
Trading securities                                 10,127      184   7.37%      28,679      604   8.36%      76,118      955   4.98%
- ------------------------------------------------------------------------------------------------------------------------------------
  Sub-total securities                          1,370,871   20,754   6.14%   1,361,243   20,543   5.99%   1,535,098   22,488   5.81%
  Mark-to-market securities adjustment               (156)                         693                        3,027
- ------------------------------------------------------------------------------------------------------------------------------------
  Total securities                              1,370,715   20,754           1,361,936   20,543           1,538,125   22,488

Loans and lease financing                       6,065,382  136,822   9.15%   6,111,274  131,787   8.56%   6,280,715  133,379   8.43%
Note receivable-FDIC                                                                         18             345,137    6,211   7.14%
- ------------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                 7,642,371  160,549   8.52%   7,777,808  156,438   7.98%   8,540,102  166,191   7.72%

Allowance for possible credit losses             (166,155)                    (186,449)                    (188,542)
Cash and due from banks                           472,516                      507,874                      510,266
Other assets                                      518,461                      603,952                      600,184
- ------------------------------------------------------------------------------------------------------------------------------------
Total assets                                   $8,467,193                   $8,703,185                   $9,462,010
====================================================================================================================================
Liabilities
Money market accounts                          $1,803,962  $16,429   3.69%  $1,859,290  $14,975   3.20%  $2,001,760  $14,267   2.83%
Savings deposits                                  969,867    5,565   2.33%   1,014,074    5,028   1.97%   1,099,672    5,436   1.96%
Time deposits < $100,000                        2,383,908   30,293   5.15%   2,366,737   28,218   4.73%   2,448,196   27,905   4.52%
Time deposits > $100,000                          515,926    7,467   5.87%     521,357    6,868   5.23%     576,990    6,968   4.79%
- ------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits               5,673,663   59,754   4.27%   5,761,458   55,089   3.79%   6,126,618   54,576   3.53%

Fed funds purchased and repo agreements           217,957    3,212   5.98%     158,383    2,127   5.33%     434,680    4,961   4.53%
Other short-term borrowings                       100,840    1,430   5.75%      66,304      831   4.97%      74,425      815   4.34%
Subordinated notes                                 53,824    1,151   8.67%      54,291    1,147   8.38%      55,400    1,168   8.36%
Long-term debt                                     12,517      272   8.81%      12,517      257   8.15%      12,972      245   7.49%
Capital lease obligations                           3,498       94  10.90%       3,628       97  10.61%       3,755      100  10.57%
- ------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities            6,062,299   65,913   4.41%   6,056,581   59,548   3.90%   6,707,850   61,865   3.66%

Demand deposits                                 1,388,975                    1,472,618                    1,655,294
Other liabilities                                 213,711                      204,335                      198,619
- ------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                             7,664,985                    7,733,534                    8,561,763
Shareholders' equity                              802,208                      969,651                      900,247
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity     $8,467,193                   $8,703,185                   $9,462,010
====================================================================================================================================
Net interest income (fully taxable equivalent basis)       $94,636                      $96,890                     $104,326
Tax equivalent adjustment                                    2,255                        2,517                        4,598
- ------------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                   $92,381                      $94,373                      $99,728
====================================================================================================================================
     Net interest rate spread                                        4.11%                        4.08%                        4.06%
====================================================================================================================================
     Net interest margin                                             5.02%                        4.94%                        4.85%
====================================================================================================================================

Certain prior period amounts were reclassified to conform to current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------
Table 2  Summary of Consolidated Net Interest Income (Fully Taxable Equivalent)   (Unaudited)
Three Months Ended                                       June 30, 1994                 March 31, 1994
- -----------------------------------------------------------------------------------------------------------
Quarter-to-Date                                  Average            Average     Average            Average
(in thousands)                                   Balance  Interest   Rate       Balance  Interest   Rate
- -----------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements         $258,420   $2,473     3.84%    $600,261   $4,752     3.21%
Interest-bearing deposits with banks              462,420    4,318     3.75%     245,968    2,276     3.75%
Money market funds                                 14,268      110     3.09%      10,695       74     2.81%
- -----------------------------------------------------------------------------------------------------------
  Total money market investments                  735,108    6,901     3.77%     856,924    7,102     3.36%

Investment securities available-for-sale
  Investment securities-taxable                   261,404    4,336     6.65%     174,704    3,532     8.20%
Investment securities held-to-maturity
  Investment securities-taxable                 1,243,998   17,611     5.68%   1,085,285   15,778     5.90%
  Investment securities-tax-exempt                 36,544      788     8.65%      38,673      815     8.55%
Trading securities                                 86,516    1,048     4.86%      92,551    1,123     4.92%
- -----------------------------------------------------------------------------------------------------------
  Sub-total securities                          1,628,462   23,783     5.86%   1,391,213   21,248     6.19%
  Mark-to-market securities adjustment              3,767                            862
- -----------------------------------------------------------------------------------------------------------
  Total securities                              1,632,229   23,783             1,392,075   21,248

Loans and lease financing                       6,280,037  130,276     8.32%   6,398,873  126,946     8.05%
Note receivable-FDIC                              348,930    5,873     6.75%     352,717    5,984     6.88%
- -----------------------------------------------------------------------------------------------------------
  Total interest-earning assets                 8,996,304  166,833     7.44%   9,000,589  161,280     7.27%

Allowance for possible credit losses             (195,642)                      (192,948)
Cash and due from banks                           535,494                        511,378
Other assets                                      613,515                        654,256
- -----------------------------------------------------------------------------------------------------------
Total assets                                   $9,949,671                     $9,973,275
===========================================================================================================
Liabilities
Money market accounts                          $2,164,867  $14,662     2.72%  $2,187,184  $14,153     2.62%
Savings deposits                                1,191,567    5,865     1.97%   1,194,861    6,776     2.30%
Time deposits < $100,000                        2,566,196   28,477     4.45%   2,657,334   29,957     4.57%
Time deposits > $100,000                          650,358    6,477     3.99%     698,963    6,184     3.59%
- -----------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits               6,572,988   55,481     3.39%   6,738,342   57,070     3.43%

Fed funds purchased and repo agreements           333,217    3,278     3.95%     194,893    1,475     3.07%
Other short-term borrowings                       100,398      947     3.78%     142,320    1,287     3.67%
Subordinated notes                                 57,240    1,199     8.40%      57,482    1,201     8.47%
Long-term debt                                     15,352      265     6.92%      15,352      228     6.02%
Capital lease obligations                           3,879      103    10.65%       4,005      107    10.84%
- -----------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities            7,083,074   61,273     3.47%   7,152,394   61,368     3.48%

Demand deposits                                 1,819,038                      1,782,393
Other liabilities                                 213,517                        221,335
- -----------------------------------------------------------------------------------------------------------
  Total liabilities                             9,115,629                      9,156,122
Shareholders' equity                              834,042                        817,153
- -----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity     $9,949,671                     $9,973,275
===========================================================================================================
Net interest income (fully taxable equivalent
  basis)                                                  $105,560                        $99,912
Tax equivalent adjustment                                    4,628                          4,632
- -----------------------------------------------------------------------------------------------------------
     Net interest income                                  $100,932                        $95,280
===========================================================================================================
     Net interest rate spread                                          3.97%                          3.79%
===========================================================================================================
     Net interest margin                                               4.71%                          4.50%
===========================================================================================================

Certain prior period amounts were reclassified to conform to current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -------------------------------------------------------------------------------------------------------------------------------
Table 3 Change in Net Interest Income (Fully Taxable Equivalent)  (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                  Change in              Change in              Change in
Quarter-to-Date                                                Average Balance           Interest             Average Rate
(in thousands)                                              03/31/95 vs 12/31/94   03/31/95 vs 12/31/94   03/31/95 vs 12/31/94
- -------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                                 ($86,465)               ($1,014)                  0.48%
Interest-bearing deposits with banks                                      (12,141)                  (127)                 -0.38%
Money market funds                                                            282                     24                   0.70%
- --------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                        (98,324)                (1,117)                  0.52%

Investment securities available-for-sale
  Investment securities-taxable                                            (5,972)                  (112)                  0.13%
Investment securities held-to-maturity
  Investment securities-taxable                                            33,378                    714                   0.21%
  Investment securities-tax-exempt                                            774                     29                   0.39%
Trading securities                                                        (18,552)                  (420)                 -0.99%
- --------------------------------------------------------------------------------------------------------------------------------
  Sub-total securities                                                      9,628                    211                   0.15%
Mark-to-market adjustment                                                    (849)
- --------------------------------------------------------------------------------------------------------------------------------
  Total securities                                                          8,779                    211

Loans and lease financing                                                 (45,892)                 5,035                   0.59%
Note receivable-FDIC                                                                                 (18)
- --------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                        (135,437)                 4,111                   0.54%

Allowance for possible credit losses                                       20,294
Cash and due from banks                                                   (35,358)
Other assets                                                              (85,491)
- --------------------------------------------------------------------------------------------------------------------------------
Total assets                                                            ($235,992)
================================================================================================================================
Liabilities
Money market accounts                                                    ($55,328)                $1,454                   0.49%
Savings deposits                                                          (44,207)                   537                   0.36%
Time deposits < $100,000                                                   17,171                  2,075                   0.42%
Time deposits > $100,000                                                   (5,431)                   599                   0.64%
- --------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                       (87,795)                 4,665                   0.48%

Fed funds purchased and repo agreements                                    59,574                  1,085                   0.65%
Other short-term borrowings                                                34,536                    599                   0.78%
Subordinated notes                                                           (467)                     4                   0.29%
Long-term debt                                                                                        15                   0.66%
Capital lease obligations                                                    (130)                    (3)                  0.29%
- --------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                      5,718                  6,365                   0.51%

Demand deposits                                                           (83,643)
Other liabilities                                                           9,376
- --------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                     (68,549)
Shareholders' equity                                                     (167,443)
- --------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              ($235,992)
================================================================================================================================
    Net interest income (fully taxable equivalent basis)                                         ($2,254)
    Tax equivalent adjustment                                                                       (262)
- --------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                         ($1,992)
================================================================================================================================
     Net interest rate spread                                                                                              0.03%
================================================================================================================================
     Net interest margin                                                                                                   0.08%
================================================================================================================================


MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -------------------------------------------------------------------------------------------------------------------------------
Table 3 Change in Net Interest Income (Fully Taxable Equivalent)  (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                  Change in              Change in              Change in
                                                              Average Balance           Interest             Average Rate
(in thousands)                                             03/31/95 vs 03/31/94   03/31/95 vs 03/31/94   03/31/95 vs 03/31/94
- -------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                               ($409,053)               ($1,971)                  2.69%
Interest-bearing deposits with banks                                    (244,768)                (2,265)                 -0.03%
Money market funds                                                         3,171                    107                   2.48%
- -------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                      (650,650)                (4,129)                  2.49%

Investment securities available-for-sale
  Investment securities-taxable                                          $66,006                   $577                  -1.28%
Investment securities held-to-maturity
  Investment securities-taxable                                            9,436                     99                  -0.02%
  Investment securities-tax-exempt                                       (13,360)                  (231)                  0.81%
Trading securities                                                       (82,424)                  (939)                  2.45%
- -------------------------------------------------------------------------------------------------------------------------------
  Sub-total securities                                                   (20,342)                  (494)                 -0.05%
Mark-to-market adjustment                                                 (1,018)
- -------------------------------------------------------------------------------------------------------------------------------
  Total securities                                                       (21,360)                  (494)

Loans and lease financing                                               (333,491)                 9,876                   1.10%
Note receivable-FDIC                                                    (352,717)                (5,984)                 -6.88%
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                     (1,358,218)                  (731)                  1.25%

Allowance for possible credit losses                                      26,793
Cash and due from banks                                                  (38,862)
Other assets                                                            (135,795)
- -------------------------------------------------------------------------------------------------------------------------------
Total assets                                                         ($1,506,082)
=======================-=======================================================================================================
Liabilities
Money market accounts                                                  ($383,222)                $2,276                   1.07%
Savings deposits                                                        (224,994)                (1,211)                  0.03%
Time deposits < $100,000                                                (273,426)                   336                   0.58%
Time deposits > $100,000                                                (183,037)                 1,283                   2.28%
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                   (1,064,679)                 2,684                   0.84%

Fed funds purchased and repo agreements                                   23,064                  1,737                   2.91%
Other short-term borrowings                                              (41,480)                   143                   2.08%
Subordinated notes                                                        (3,658)                   (50)                  0.20%
Long-term debt                                                            (2,835)                    44                   2.79%
Capital lease obligations                                                   (507)                   (13)                  0.06%
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                (1,090,095)                 4,545                   0.93%

Demand deposits                                                         (393,418)
Other liabilities                                                         (7,624)
- -------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                 (1,491,137)
Shareholders' equity                                                     (14,945)
- -------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           ($1,506,082)
===============================================================================================================================
    Net interest income (fully taxable equivalent basis)                                        ($5,276)
    Tax equivalent adjustment                                                                    (2,377)
- -------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                        ($2,899)
===============================================================================================================================
     Net interest rate spread                                                                                             0.32%
===============================================================================================================================
     Net interest margin                                                                                                  0.52%
===============================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -------------------------------------------------------------------------------------------------------------------------------
Table 4  Volume/Rate Analysis (Fully Taxable Equivalent)  (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                  03/31/95 vs 12/31/94
Quarter-to-Date                                                                   Change in Interest Due to:
(in thousands)                                                   Average Balance     Average Rate        Net Change
- -------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                                  ($2,864)            $1,850           ($1,014)
Interest-bearing deposits with banks                                         (115)               (12)             (127)
Money market funds                                                              3                 21                24
- -------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                         (2,976)             1,859            (1,117)

Investment securities available-for-sale
  Investment securities-taxable                                              (421)               309              (112)
Investment securities held-to-maturity
  Investment securities-taxable                                               329                385               714
  Investment securities-tax-exempt                                             12                 17                29
Trading securities                                                           (355)               (65)             (420)
- -------------------------------------------------------------------------------------------------------------------------------
  Sub-total securities                                                       (435)               646               211
Mark-to-market adjustment
- -------------------------------------------------------------------------------------------------------------------------------
  Total securities                                                           (435)               646               211

Loans and lease financing                                                  (6,583)            11,618             5,035
Note receivable-FDIC                                                          (18)                                 (18)
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                         (10,012)            14,123             4,111

Allowance for possible credit losses
Cash and due from banks
Other assets
- -------------------------------------------------------------------------------------------------------------------------------
Total assets                                                             ($10,012)           $14,123            $4,111
===============================================================================================================================
Liabilities
Money market accounts                                                     ($2,730)            $4,184            $1,454
Savings deposits                                                           (1,304)             1,841               537
Time deposits < $100,000                                                      153              1,922             2,075
Time deposits > $100,000                                                     (475)             1,074               599
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                        (4,356)             9,021             4,665

Fed funds purchased and repo agreements                                       820                265             1,085
Other short-term borrowings                                                   461                138               599
Subordinated notes                                                            (62)                66                 4
Long-term debt                                                                                    15                15
Capital lease obligations                                                     (14)                11                (3)
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                     (3,151)             9,516             6,365

Demand deposits
Other liabilities
- -------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                      (3,151)             9,516             6,365
Shareholders' equity
===============================================================================================================================
Total liabilities and shareholders' equity                                ($3,151)            $9,516            $6,365
    Net interest income (fully taxable equivalent basis)                  ($6,861)            $4,607           ($2,254)
    Tax equivalent adjustment                                                                                     (262)
- -------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                                       ($1,992)
===============================================================================================================================
     Net interest rate spread                                                                                     0.03%
===============================================================================================================================
     Net interest margin                                                                                          0.08%
===============================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ---------------------------------------------------------------------------------------------------------------------------
Table 4  Volume/Rate Analysis (Fully Taxable Equivalent)  (Unaudited)
- ---------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                                   03/31/95 vs 03/31/94
                                                                                  Change in Interest Due to:
(in thousands)                                                   Average Balance     Average Rate        Net Change
- ---------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                                 ($15,365)           $13,394           ($1,971)
Interest-bearing deposits with banks                                       (2,247)               (18)           (2,265)
Money market funds                                                             28                 79               107
- ---------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                        (17,584)            13,455            (4,129)

Investment securities available-for-sale
  Investment securities-taxable                                             3,572             (2,995)              577
Investment securities held-to-maturity
  Investment securities-taxable                                               384               (285)               99
  Investment securities-tax-exempt                                           (673)               442              (231)
Trading securities                                                         (3,511)             2,572              (939)
- ---------------------------------------------------------------------------------------------------------------------------
  Sub-total securities                                                       (228)              (266)             (494)
Mark-to-market adjustment
- ---------------------------------------------------------------------------------------------------------------------------
  Total securities                                                           (228)              (266)             (494)

Loans and lease financing                                                 (36,138)            46,014             9,876
Note receivable-FDIC                                                       (5,984)                              (5,984)
- ---------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                         (59,934)            59,203              (731)

Allowance for possible credit losses
Cash and due from banks
Other assets
- ---------------------------------------------------------------------------------------------------------------------------
Total assets                                                             ($59,934)           $59,203             ($731)
===========================================================================================================================
Liabilities
Money market accounts                                                    ($13,366)           $15,642            $2,276
Savings deposits                                                           (1,803)               592            (1,211)
Time deposits < $100,000                                                  (13,652)            13,988               336
Time deposits > $100,000                                                   (8,931)            10,214             1,283
- ---------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                       (37,752)            40,436             2,684

Fed funds purchased and repo agreements                                       193              1,544             1,737
Other short-term borrowings                                                (1,962)             2,105               143
Subordinated notes                                                           (204)               154               (50)
Long-term debt                                                               (232)               276                44
Capital lease obligations                                                     (17)                 4               (13)
- ---------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                    (39,974)            44,519             4,545

Demand deposits
Other liabilities
- ---------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                     (39,974)            44,519             4,545
Shareholders' equity
- ---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                               ($39,974)           $44,519            $4,545
===========================================================================================================================
    Net interest income (fully taxable equivalent basis)                 ($19,960)           $14,684           ($5,276)
    Tax equivalent adjustment                                                                                   (2,377)
- ---------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                                       ($2,899)
===========================================================================================================================
     Net interest rate spread                                                                                     0.32%
===========================================================================================================================
     Net interest margin                                                                                          0.52%
===========================================================================================================================


MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LOANS AND LEASE FINANCING PORTFOLIO AND CREDIT RISK ANALYSIS

The Corporation's total loans and lease financing, net of unearned income, at March 31, 1995, increased $133.4 million, or 2.2%, from December 31, 1994. Please refer to Table 5 for a presentation of the Corporation's loans and lease financing portfolio for the five most recent quarters, and Tables 5a and 5b, respectively, for a presentation of the Corporation's commercial real estate loans outstanding and commercial, financial and agricultural loans outstanding at March 31, 1995, by geographic area. Refer to page 22 of the 1994 Form 10-K for information on management of credit risk.

The increase in total loans outstanding was primarily attributable to increases in the balance of the other commercial, financial and agricultural loan portfolio and the installment loan portfolio. Growth in the other commercial, financial and agricultural loan portfolio represents broad-based loan growth. An increase in indirect lending was the primary contributor to the growth of the installment loan portfolio. An improved economy and an emphasis on growing these businesses by the Corporation were contributing factors to the growth in these portfolios.

Partially offsetting the above increases was a decrease in the Non-performing Loans held for sale portfolio. A charge-off of $2.0 million and loan payoff of $1.1 million contributed to the decrease. This portfolio consists of loans that the Corporation has targeted for disposal in 1995.

The level of Watch Credits at March 31, 1995, increased $10 million from their level at December 31, 1994, primarily due to the addition of six commercial loans. The increase is not expected to have a material impact on the Corporation's financial condition. Watch Credits for the five most recent quarters are presented in Table 5.

The Corporation adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. As a result of this adoption, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as ISF and accounted for as property from defaulted loans are now classified and accounted for as Non-performing Loans. Please refer to Note E to the Consolidated Financial Statements for further information regarding this adoption.

Non-performing Assets decreased in the three months ended March 31, 1995, due to charge-offs, pay-offs, pay-downs, sales and return of loans to accruing status. Please refer to Table 6 for a presentation of Non-performing Assets for the five most recent quarters and to Table 6a for a presentation of the changes in commercial and commercial real estate Non-performing Assets during the three months ended March 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------
Table 5  Loans and Lease Financing Portfolio   (Unaudited)
Balance at:
(in thousands)                                               03/31/95     12/31/94     09/30/94     06/30/94     03/31/94
- ----------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural
   secured by real estate  (Table 5a)                          $877,008     $867,468     $892,899     $926,081     $927,047
Other commercial, financial and agricultural  (Table 5a)      2,511,468    2,397,375    2,405,015    2,392,341    2,295,503
- ----------------------------------------------------------------------------------------------------------------------------
               Subtotal                                       3,388,476    3,264,843    3,297,914    3,318,422    3,222,550

Commercial real estate-mortgage  (Table 5b)                   1,104,603    1,105,007    1,142,931    1,183,585    1,201,482
Non-performing loans held for sale  (1)                          51,827       56,256
Residential real estate-mortgage
   Mortgages held-for-sale                                        2,173       10,106      108,783      331,300      342,061
   Mortgages held-for-investment                                338,910      332,517      401,402      436,257      459,674
- ----------------------------------------------------------------------------------------------------------------------------
               Subtotal                                       1,497,513    1,503,886    1,653,116    1,951,142    2,003,217

Short-term commercial real estate-construction  (Table 5b)      125,010      126,158      145,609      149,843      159,106
Installment                                                   1,041,781    1,008,191      959,028      870,703      803,193
Lease financing                                                 126,315      130,713      145,813      141,855      133,216
SFAS No. 114 adjustment  (2)                                                  11,934       16,217       21,250       23,077
- ----------------------------------------------------------------------------------------------------------------------------
               Total                                          6,179,095    6,045,725    6,217,697    6,453,215    6,344,359
Unearned income                                                 (20,044)     (20,024)     (25,076)     (26,706)     (25,868)
- ----------------------------------------------------------------------------------------------------------------------------
               Total                                         $6,159,051   $6,025,701   $6,192,621   $6,426,509   $6,318,491
============================================================================================================================


============================================================================================================================
Watch Credits (in millions)  (3)                                   $257         $247         $319         $351         $356
============================================================================================================================

(1) Represents loans identified for disposition in 1995. These loans are carried at the lower of cost or estimated market value.
(2) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as non-performing loans.
(3) Loans classified as Watch Credits are included in the above loan balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------------
Table 5a.  Commercial, Financial and Agricultural Loans Outstanding at March 31, 1995 (in thousands)  (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                        Other                                  Other
Industry (1)                                            Michigan      Midwest    Northeast        South       States        Total
- ------------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial and Agricultural Loans
       Secured by Real Estate:
  Service                                               $234,057      $12,347       $9,505      $12,839         $829     $269,577
  Finance, insurance and real estate                     230,766       14,235        3,077        4,851           39      252,968
  Retail Trade                                            94,458        1,061       38,018        2,004                   135,541
  Manufacturing                                           66,634        2,583                     1,708        1,180       72,105
  Automotive                                              55,372        1,383                                              56,755
  Wholesale Trade                                         40,093           48                                              40,141
  Transportation / utilities                              15,652          312                                  1,676       17,640
  Other                                                   19,042                                              13,239       32,281
- ------------------------------------------------------------------------------------------------------------------------------------
             Total                                       756,074       31,969       50,600       21,402       16,963      877,008
- ------------------------------------------------------------------------------------------------------------------------------------
Other Commercial, Financial and
      Agricultural Loans:
  Service                                                453,251       11,415       30,029        8,454        7,736      510,885
  Finance, insurance and real estate                     250,060        1,737        7,294       22,274       74,690      356,055
  Wholesale Trade                                        303,211       15,508                                  8,746      327,465
  Manufacturing                                          265,478       30,069        7,927        7,638        6,295      317,407
  Automotive                                             287,187        5,561                     1,960                   294,708
  Transportation / utilities                             274,958        9,986          431        1,133                   286,508
  Retail Trade                                           235,697       10,775        3,512        6,259        9,687      265,930
  Other                                                  119,445           22                     3,329       29,714      152,510
- ------------------------------------------------------------------------------------------------------------------------------------
             Total                                     2,189,287       85,073       49,193       51,047      136,868    2,511,468
- ------------------------------------------------------------------------------------------------------------------------------------
Total Commercial, Financial and
     Agricultural Loans Outstanding                   $2,945,361     $117,042      $99,793      $72,449     $153,831   $3,388,476
====================================================================================================================================
Percentage of geographic location to Total                 86.92%        3.45%        2.95%        2.14%        4.54%      100.00%
====================================================================================================================================

(1) The industry categories are internally developed definitions based on the primary markets in which the borrower operates.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------------
Table 5b. Short-Term Commercial Real Estate - Construction and Commercial Real Estate - Mortgage Loans Outstanding
at March 31, 1995. (in thousands)  (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                          Other                                  Other
Collateral Type                                           Michigan      Midwest    Northeast        South       States        Total
- ------------------------------------------------------------------------------------------------------------------------------------
Short-term Commercial Real Estate-Construction:
   Land development/acquisition                            $21,360          $56       $1,700      $11,025                   $34,141
   Retail                                                   14,808                                                           14,808
   Residential > 4 family                                    8,477                                  3,664                    12,141
   Office                                                    1,417                                                            1,417
   Other                                                    57,380                                  2,280       $2,843       62,503
- ------------------------------------------------------------------------------------------------------------------------------------
       Total                                               103,442           56        1,700       16,969        2,843      125,010
- ------------------------------------------------------------------------------------------------------------------------------------
Commercial Real Estate-Mortgage:
   Retail                                                  231,909        3,459                    22,895          713      258,976
   Office                                                  205,226        3,410        5,757        5,305        1,076      220,774
   Residential > 4 family                                  153,155                                  3,000       28,369      184,524
   Mobile home parks                                        94,965       11,240                    13,395        8,314      127,914
   Hotels                                                   58,754          115       16,989        3,600       33,823      113,281
   Industrial                                              103,316        4,629                     1,487        4,204      113,636
   Warehouse                                                22,145        4,117                                    501       26,763
   Other                                                    26,476          408                     3,015       28,836       58,735
- ------------------------------------------------------------------------------------------------------------------------------------
       Total                                               895,946       27,378       22,746       52,697      105,836    1,104,603
- ------------------------------------------------------------------------------------------------------------------------------------
Total Commercial
   Real Estate Loans Outstanding                          $999,388      $27,434      $24,446      $69,666     $108,679   $1,229,613
====================================================================================================================================
Percentage of geographic location to Total                   81.27%        2.23%        1.99%        5.67%        8.84%      100.00%
====================================================================================================================================

(1) The industry categories are internally developed definitions based on the primary markets in which the borrower operates.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------
Tables 6  Non-performing Assets  (Unaudited)
(in thousands)                                                     03/31/95    12/31/94    09/30/94    06/30/94    03/31/94
- -----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans
  Commercial, financial and agricultural secured by real estate       $5,617      $5,635     $17,287     $18,875     $37,045
  Other commercial, financial and agricultural                        27,615      21,976      27,950      28,168      29,939
- -----------------------------------------------------------------------------------------------------------------------------
          Subtotal                                                    33,232      27,611      45,237      47,043      66,984

  Commercial real estate-mortgage                                     10,790      10,220      13,863      11,796      12,443
  Non-performing loans held-for-sale                                  51,827      56,256
  Residential real estate-mortgage                                     2,396       2,330      31,166      21,950      19,437
- -----------------------------------------------------------------------------------------------------------------------------
          Subtotal                                                    65,013      68,806      45,029      33,746      31,880

  Short-term commercial real estate-construction                      11,831       9,696      52,781      52,913      53,588
  Installment                                                          2,190       1,618       1,750       1,771       1,421
  Lease financing                                                        931         935       1,118                      22
  SFAS No. 114 adjustment  (1)                                                    11,934      16,217      21,250      23,077
- -----------------------------------------------------------------------------------------------------------------------------
          Total non-accrual loans  (1)                               113,197     120,600     162,132     156,723     176,972
Renegotiated Loans
  Commercial, financial & agricultural secured by real estate                                                 41          44
  Commercial real estate-mortgage                                                                                        331
  Short-term real estate-construction                                    273         283         283         290         300
- -----------------------------------------------------------------------------------------------------------------------------
          Total renegotiated loans                                       273         283         283         331         675
- -----------------------------------------------------------------------------------------------------------------------------
          Total Non-performing Loans  (1)                            113,470     120,883     162,415     157,054     177,647
- -----------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans and other real
   estate owned, net prior to adoption of SFAS No. 114                23,669      34,090      49,152      56,957      80,928
  SFAS No. 114 adjustment  (1)                                                   (11,934)    (16,217)    (21,250)    (23,077)
- -----------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans and
     other real estate owned, net  (1)                                23,669      22,156      32,935      35,707      57,851
- -----------------------------------------------------------------------------------------------------------------------------
          Total Non-performing Assets                               $137,139    $143,039    $195,350    $192,761    $235,498
=============================================================================================================================
Non-performing loans to total loans, net of unearned income
   after adoption of SFAS No. 114  (1)                                  1.84%       2.01%       2.62%       2.44%       2.81%
Non-performing loans to total loans, net of unearned
   income, as previously reported                                                   1.81%       2.37%       2.12%       2.46%
=============================================================================================================================
Allowance for possible credit losses to Non-performing Loans
   after adoption of SFAS No. 114  (1)                                   146%        136%        114%        120%        109%
Allowance for possible credit losses to Non-performing Loans,
   as previously reported                                                            151%        127%        139%        126%
=============================================================================================================================
Non-performing Assets to total loans (net of unearned income)
   plus property from defaulted loans and other real estate
   owned, net                                                           2.22%       2.37%       3.14%       2.98%       3.69%
=============================================================================================================================

(1) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as non-performing loans.

Loans 90 days or more past due and still accruing at March 31, 1995, December 31, 1994, September 30, 1994, June 30, 1994, and March 31, 1994, amounted to
$15,466, $22,466, $94,848, $99,956, and  $115,967.  At March 31, 1995, 85.5% of
loans 90 days or more past due and still accruing were insured by the FHA.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 6a. Changes in Commercial and Commercial Real Estate Non-Performing Assets  (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                 Short-Term
                                               Commercial        Commercial        Commercial
                                             Real Estate-      Real Estate-     Loans Secured             Other            Total
(in thousands)                                   Mortgage      Construction    By Real Estate        Commercial
- ----------------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
   December 31, 1994                              $16,945           $26,906            $9,218           $27,514           $80,583
  Activity during 1995:
    Additions                                       2,641               908             1,203             8,559            13,311
    Pay-downs                                      (1,149)             (102)              (28)           (1,774)           (3,053)
    Disposition of assets                                              (213)             (326)                               (539)
    Charge-offs                                      (395)             (430)             (624)           (2,231)           (3,680)
    Return to accrual (1)                          (5,703)             (770)                               (853)           (7,326)
    Other (2)                                        (282)             (248)              370              (276)             (436)
- ----------------------------------------------------------------------------------------------------------------------------------
   Net activity during 1995                        (4,888)             (855)              595             3,425            (1,723)
- ----------------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
   March 31, 1995                                 $12,057           $26,051            $9,813           $30,939           $78,860
==================================================================================================================================
Percentage of Non-performing Asset category
to Total                                            15.29%            33.03%            12.45%            39.23%              100%
==================================================================================================================================

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

Determining the adequacy of the allowance for possible loan losses involves a disciplined quarterly analysis. The analysis ensures that all relevant factors affecting loan collectability are consistently applied. The analysis of the allowance relies mainly on historical loss ratios, current general economic and industry trends, and the current and projected financial condition of certain individual borrowers. Specific allocations of the allowance are assigned to individual loans where serious doubt of full principal repayment as prescribed by SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" exists (refer to Note E to the Consolidated Financial Statements for discussion on adoption of SFAS No. 114). General allocations of the allowance are assigned to the remaining portfolio on the basis of historical loss factors. The historical loss factors are determined on the basis of past charge-off experience identified by portfolio type and, within each portfolio type, identified by risk rating. A migration analysis is utilized to support the calculation of the allowance and evaluate its overall adequacy. Management believes the allowance for possible loan loss at March 31, 1995, is adequate based on the risks identified in the various loan categories.

The Corporation places more emphasis on estimates of a property's net realizable values and a borrowers' equity position in the collateral, and less emphasis on secondary collateral values and personal guarantees when assessing the need for charge-off. The Corporation's Appraisal Review Department is responsible for establishing and maintaining property appraisal policies in accordance with regulatory guidelines. The frequency of re-appraisal is based upon several factors including management's evaluation of the loan's risk.

For the three month period ended March 31, 1995, the provision was $7.5 million, an increase of $1.3 million from the same period in 1994. While the provision for possible credit losses increased year-over-year, the allowance for possible credit losses as a percentage of Non- performing Loans improved to 146% at March 31, 1995, from 109% at March 31 of last year. The allowance for possible credit losses as a percentage of total period-end loans decreased to 2.69% at March 31, 1995, from 3.08% at March 31 last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 7  Analysis of the Allowance for Possible Credit Losses  (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
(in thousands)  Three Months Ended                                 03/31/95     12/30/94     09/30/94     06/30/94     03/31/94
- ----------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                    $164,344     $185,731     $188,585     $194,521     $190,992
 Charge-offs
  Commercial, financial and agricultural secured by real-estate           624        2,238        1,716        7,308          260
  Other commercial, financial and agricultural                          2,237        4,929        4,190        3,927        1,178
- ----------------------------------------------------------------------------------------------------------------------------------
            Subtotal                                                    2,861        7,167        5,906       11,235        1,438

  Commercial real estate-mortgage                                         395          756           40           40          447
  Non-performing loans held-for-sale                                    2,000       36,809
  Residential real estate-mortgage held-for-investment                    215          167          428          493          440
- ----------------------------------------------------------------------------------------------------------------------------------
            Subtotal                                                    2,610       37,732          468          533          887

  Short-term commercial real estate-construction                          430
  Installment                                                           2,056        2,060        2,044        1,879        1,903
  Lease financing                                                                                                 20
  SFAS No. 114 adjustment (1)                                                        3,918          289          351          152
- ----------------------------------------------------------------------------------------------------------------------------------
            Total charge-offs                                           7,957       50,877        8,707       14,018        4,380
 Recoveries
  Commercial, financial & agricultural secured by real-estate             153          220          102          173           76
  Other commercial, financial & agricultural                              565          580          497          744        1,030
- ----------------------------------------------------------------------------------------------------------------------------------
            Subtotal                                                      718          800          599          917        1,106

  Commercial real-estate-mortgage                                         356          198          124          240          173
  Non-performing loans held-for-sale                                      445
  Residential real estate-mortgage held-for-investment                     17           40                        39            4
- ----------------------------------------------------------------------------------------------------------------------------------
            Subtotal                                                      818          238          124          279          177

  Short-term commercial real estate-construction                                       967          502            9            1
  Installment                                                             529          567          632          526          473
  Lease financing                                                                                     2
- ----------------------------------------------------------------------------------------------------------------------------------
            Total Recoveries                                            2,065        2,572        1,859        1,731        1,757
            Net charge-offs                                             5,892       48,305        6,848       12,287        2,623
  Additions:
    Provisions charged to operating expense                             7,500       23,000        6,000        6,000        6,000
    SFAS No. 114 adjustment to provision  (1)                                        3,918          289          351          152
  Less:
   Allowance of subsidiaries sold                                                                 2,295
- ----------------------------------------------------------------------------------------------------------------------------------
    Ending balance                                                   $165,952     $164,344     $185,731     $188,585     $194,521
==================================================================================================================================
Allowance for possible credit losses
     to period-end loans (net of unearned income)
     after adoption of SFAS No. 114  (1)                                 2.69%        2.73%        3.00%        2.93%        3.08%
Allowance for possible credit losses
     to period-end loans (net of unearned income),
     as previously reported                                                           2.73%        3.01%        2.94%        3.09%
==================================================================================================================================


CHARGE-OFF RATIOS
- ----------------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                    03/31/95     12/31/94     09/30/94     06/30/94     03/31/94
- ----------------------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average
     loans, (net of unearned income)
     after adoption of SFAS No. 114  (1)                                 0.39%        3.15%        0.43%        0.78%        0.16%
Annualized net charge-offs to average
     loans, (net of unearned income),
     as previously  reported                                                          2.91%        0.42%        0.76%        0.15%
==================================================================================================================================

(1) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as Non-performing Loans.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income for the first quarter of 1995 decreased $18.6 million over the same period in 1994 principally as the result of the sale of the Corporation's non-Michigan businesses in the third and fourth quarters of 1994. Non-interest expense for the first quarter decreased $37.5 million over the same period in 1994. The sale of non-Michigan businesses and the 1994 operational restructuring, particularly Project Streamline, contributed to the decrease in non-interest expense.

The major components of the Corporation's non-interest income and non-interest expense are presented in Table 8 and Table 9, respectively, for the five most recent quarters. Also, refer to Table 10 Business Review for summary financial information regarding the Corporation's principal subsidiaries, including the non-Michigan businesses sold in 1994.

The discussion below focuses on the Corporation's remaining businesses.


Non-interest Income
Non-interest income in the Corporation's Michigan business decreased approximately $1.5 million due primarily to lower business account analysis fees. Business account analysis fees decreased as a result of a higher earnings credit on compensating customer account balances due to several prime interest rate increases over the past year.

Non-interest Expense
As mentioned above, the primary contributor to the reduction in non-interest expense in the first quarter of 1995 compared to the same period last year was the operational restructuring that took place in 1994, particularly the initiatives resulting from Project Streamline. Project Streamline and other cost cutting initiatives contributed to reductions in nearly every expense category with the exception of defaulted loan expense and outside services. Defaulted loan expense was lower in the first quarter of 1994 due to higher gains realized on the sale of REO. Advisory fees of $2.9 million incurred in connection with merger activity and the 1994 multi-faceted strategic restructuring were the primary contributors to the increase in outside services. The total cost of both of these advisory service contracts is contingent upon future events and may result in an additional accrual in future quarters.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 8  Non-Interest Income  (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
(in thousands)                                                   03/31/95      12/31/94       9/30/94       6/30/94       3/31/94
- ----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                               $12,925       $13,777       $13,897       $15,196       $15,113
Merchant card processing fees                                       4,763         5,407         5,024         4,866         4,515
Mortgage servicing fees                                                               8         5,696        10,062        10,741
Amortization of capitalized excess service fees                                                  (579)         (789)       (1,056)
Loan service charges                                                1,846         2,818         2,745         2,133         3,517
- ----------------------------------------------------------------------------------------------------------------------------------
     Service charges                                               19,534        22,010        26,783        31,468        32,830
- ----------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                                4,681         4,383         4,322         4,472         5,080
Mortgage banking gains, net                                           177           201            22         4,406         4,746
Investments securities available-for-sale losses, net                 (27)          (11)          (20)
Other gains, net                                                                  1,480        67,096
Other Income:
   Trading profits (losses)                                           306           298           510           210          (379)
   Other                                                           10,254        12,214        10,979        11,337        11,241
- ----------------------------------------------------------------------------------------------------------------------------------
    Total other income                                             10,560        12,512        11,489        11,547        10,862
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                     $34,925       $40,575      $109,692       $51,893       $53,518
==================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 9  Non-Interest Expense  (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
(in thousands)                                                   03/31/95      12/31/94       9/30/94       6/30/94       3/31/94
- ----------------------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                $30,663       $39,676       $42,201       $46,625       $46,107
Other employee benefits                                             9,959        11,674        12,103        13,971        15,208
Net occupancy                                                       5,573         6,121         6,921         7,645         7,652
Equipment                                                           7,170         8,339         8,567        10,517        10,319
Outside services                                                    8,158         7,851         8,732         8,306         7,755
Defaulted loan expense, net
   Writedowns and losses from sale  (1)                                85         5,814         1,974         2,193         1,748
   Gains from sale                                                   (374)       (1,207)         (925)       (7,628)       (3,234)
   Other operating expenses, net                                      926         1,826         1,982         2,622         1,263
- ----------------------------------------------------------------------------------------------------------------------------------
   Total defaulted loan expense, net  (1)                             637         6,433         3,031        (2,813)         (223)

Amortization of purchased mortgage servicing rights                                             2,034         3,027         5,386
Restructuring charge                                                             37,595
Other Expenses:
   FDIC Insurance                                                   4,606         4,876         5,017         5,384         5,386
   Communications                                                   1,558         1,642         1,996         2,287         2,321
   Stationery and supplies                                          1,391         1,768         1,875         2,055         2,249
   Advertising                                                        880         1,128         1,792         1,608         1,619
   Michigan single business tax                                     2,193         1,129         3,402         1,988         2,181
   Postage                                                          1,033         1,002         1,141         1,243         1,567
   Amortization of goodwill                                            81           123         1,244           305           311
   Uncollected interest on early payoffs of loans serviced                                        400         1,428         1,799
   Provision for foreclosure costs on loans serviced                                              750         1,125           975
   Other                                                            6,518         7,394         7,937         8,460         7,326
- ----------------------------------------------------------------------------------------------------------------------------------
    Other expenses                                                 18,260        19,062        25,554        25,883        25,734
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense  (1)                               $80,420      $136,751      $109,143      $113,161      $117,938
==================================================================================================================================
Net overhead ratio (2)                                               2.38%         4.95%        -0.03%         2.72%         2.87%
- ----------------------------------------------------------------------------------------------------------------------------------
Efficiency ratio, after adoption of SFAS No. 114  (1) (3)           62.05%        99.48%        51.00%        71.87%        76.86%
Efficiency ratio, as previously reported (3)                                     102.33%        51.13%        72.09%        76.96%
==================================================================================================================================

(1) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as non-performing loans.
(2) Non-interest expense less non-interest income divided by average earning assets.
(3) Non-interest expense divided by the sum of net interest income on a fully taxable basis and non-interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------------------------------------------------------
Table 10  Business Review  (Unaudited)
- --------------------------------------------------------------------------------------------------------------------------------
                                                              MNB
                                                        (excluding IOMC)               IOMC                       IOBOC
Three Months Ended March 31 (in thousands)              1995        1994          1995        1994          1995        1994
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses  (2)             $80,627     $75,172          $161      $3,210        $3,960      $5,354

Non-interest income                                      31,971      34,663           250      16,615           617         713
Gains from sale of mortgage servicing rights
Amortization of  capitalized excess service fees                                               (1,056)
Amortization of purchased mortgage servicing rights                                            (5,386)
Other non-interest expense  (2)                         (72,992)    (80,445)         (609)    (19,901)       (2,759)     (5,092)
                                                      ---------   ---------     ---------   ---------     ---------   ---------
Income before taxes                                     $39,606     $29,390         ($198)    ($6,518)       $1,818        $975
                                                      =========   =========     =========   =========     =========   =========
At March 31
Total assets                                         $8,057,835  $8,669,624      $171,375    $764,649      $456,705    $756,567
Total liabilities                                    $7,390,448  $8,015,691      $131,256    $738,923      $407,704    $652,818
Total equity                                           $667,387    $653,933       $40,119     $25,726       $49,001    $103,749

Mortgage Servicing Portfolio:
  Originated Servicing                                                                         $3,863
  Purchased Servicing                                                                          $5,076
                                                                                            ---------
   Total                                                                                       $8,939
                                                                                            =========

(1)  Amounts include intercompany eliminations.
(2) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as Non-performing Loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
Table 10  Business Review  (Unaudited)  (Continued)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                          Texas Bank              Holding Company and          Consolidated
                                                         Subsidiaries             other operations (1)              MNC
Three Months Ended March 31 (in thousands)            1995         1994           1995            1994        1995        1994
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses  (2)                      $5,598            $133         ($206)      $84,881       $89,128
Non-interest income                                               1,539           2,087         1,044        34,925        54,574
Gains from sale of mortgage servicing rights
Amortization of  capitalized excess service fees                                                                           (1,056)
Amortization of purchased mortgage servicing rights                                                                        (5,386)
Other non-interest expense  (2)                                  (5,244)         (4,060)       (1,870)      (80,420)     (112,552)
                                                              ---------       ---------     ---------     ---------     ---------
Income before taxes                                              $1,893         ($1,840)      ($1,032)      $39,386       $24,708
                                                              =========       =========     =========     =========     =========
At March 31
Total assets                                                   $594,302       ($140,581)    ($656,467)   $8,545,334   $10,128,675
Total liabilities                                              $544,332       ($203,319)    ($654,642)   $7,726,089    $9,297,122
Total equity                                                    $49,970         $62,738       ($1,825)     $819,245      $831,553





(1)  Amounts include intercompany eliminations.
(2) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as Non-performing Loans.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INCOME TAX PROVISION

The Corporation's effective income tax rate for the first quarter 1995 based on a projection for the full year is 34.8% compared to the federal statutory rate of 35%.

The Corporation's effective tax rate for 1994 excluding a $41.7 million reduction in tax expense resulting from the Termination Agreement and $40.2 million from tax benefits associated with the IOBOC acquisition, was 28.0%.
For information regarding these one-time tax benefits, refer to Note F and Note W to the consolidated financial statements on pages 100 and 132, respectively, of the 1994 Form 10-K.

The increase in the effective income tax rate from 28.0% for 1994 to 34.8% in 1995 is due to higher projected pre-tax earnings in 1995, lower tax-exempt interest income due to the payoff of the Note Receivable-FDIC on September 30, 1994, and the absence of FDIC assistance due to the Termination Agreement.

Subsequent Event
- ----------------

During April 1995, the Corporation and the Internal Revenue Service resolved certain tax matters related to the Corporation's income tax returns for the years 1988 through 1993. Accordingly, the Corporation will reverse certain income tax reserves which will result in a reduction of the Corporation's 1995 effective tax rate to approximately 30%.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CAPITAL RESOURCES


The capital position of the Corporation continues to be an important factor in developing corporate strategies and achieving established goals. Management reviews the various capital measures weekly and takes appropriate action to ensure that they are within established internal and external guidelines. Management believes the Corporation's capital position, which exceeds guidelines established by industry regulators, is adequate to support its various businesses. The Corporation's risk-based capital position for the five most recent quarters is presented in Table 11.

On January 18, 1995 the Corporation increased the regular quarterly cash dividend on its common stock by 10% from 50 cents ($.50) to 55 cents ($.55) per share, payable February 15, 1995, to shareholders of record as of February 1, 1995.


Redemption of Subordinated Debentures and Cancellation of Equity Contracts
- --------------------------------------------------------------------------
The Corporation has issued notice that it will redeem all of its outstanding 8% Redeemable Subordinated Debentures (Debentures) due November 10, 1998 and cancel all of its Equity Contracts on June 15, 1995. At March 31, 1995, the outstanding balance of Debentures was $54.1 million and there were Equity Contracts associated with $37.5 million of the Debentures. Equity Contract holders may convert their Equity Contracts into shares of the Corporation's common stock at a purchase price of $56.375 by surrendering the Debentures or, under certain circumstances, payment in cash. During April 1995, approximately 334 thousand shares of the Corporation's common stock were issued through the exercise of Equity Contracts. On the Redemption Date, any unexercised Equity Contracts will be canceled and the holder will receive a 1.00% cancellation fee.

Based on the Corporation's share price at March 31, 1995, of $103.75, it is likely that all Equity Contracts will be converted into common stock. This transaction will not affect total risk-based capital. However, it will result in the reclassification of the dollar value of Equity Contracts, currently classified as Tier 2 capital, to common stock which is classified as Tier 1 capital. Please refer to Note G to the Consolidated Financial Statements for further information regarding the redemption of Debentures and cancellation of Equity Contracts.

The Corporation intends to utilize cash on hand to fund the redemption of Debentures. No debt will be incurred in connection with this transaction.

In addition, the redemption of the Debentures and conversion of Equity Contracts into common stock will not have a further dilutive effect on earnings per share because the Corporation, in accordance with APB No. 15, "Earnings Per Share", currently uses the "if converted method" of calculating common stock equivalents. For further information regarding the calculation of earnings per share, please refer to page 89 of the 1994 Form 10-K. The calculation for earnings per share for March 31, 1995, appears in Exhibit (11).

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------------------------------------------------
TABLE 11 Risk-Based Capital (Unaudited)
- --------------------------------------------------------------------------------------------------------------------------
Quarter Ended
(in thousands)                                                  03/31/95    12/31/94    9/30/94     6/30/94     3/31/94
- --------------------------------------------------------------------------------------------------------------------------
Tier 1
  Common shareholders' equity  (1)                               $817,884    $796,346    $996,382    $889,930    $827,323
  Intangible assets                                                (2,446)     (2,600)     (3,245)    (13,430)    (13,901)
  PMSR capital limitation  (2)                                                                                     (1,697)
  SFAS No. 109 capital limitation  (3)                           (109,903)   (119,587)   (121,310)    (59,584)    (33,886)
- --------------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                         $705,535    $674,159    $871,827    $816,916    $777,839
- --------------------------------------------------------------------------------------------------------------------------
Tier 2
  Allowance for possible credit losses (4)                        $96,419     $97,210    $101,672    $103,042    $100,508
  Equity commitment note                                           12,412      12,412      12,412      15,212      15,212
  Equity contract note - qualifying subordinated debt              37,126      37,157      54,587      57,246      57,475
- --------------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                         $145,957    $146,779    $168,671    $175,500    $173,195
- --------------------------------------------------------------------------------------------------------------------------
    Total qualifying capital                                     $851,492    $820,938  $1,040,498    $992,416    $951,034
- --------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                           $6,744,921  $6,694,329  $6,965,560  $7,088,791  $6,980,006
Risk-weighted off-balance sheet exposure                          971,070   1,085,090   1,171,444   1,167,978   1,074,546
- --------------------------------------------------------------------------------------------------------------------------
    Less: disallowance for loan loss, intangibles and PMSR        181,882     189,321     209,210     160,123     146,200
==========================================================================================================================
    Total risk-weighted assets and off-balance sheet exposure  $7,534,109  $7,590,098  $7,927,794  $8,096,646  $7,908,352
==========================================================================================================================
                                           Minimum Ratios for
                                          Well-Capitalized Institutions
==========================================================================================================================
    Tier 1 risk-based capital ratio                 6.00%         9.36%       8.88%      11.00%      10.09%       9.85%
==========================================================================================================================
    Total risk-based capital ratio                 10.00%        11.30%      10.82%      13.12%      12.26%      12.03%
==========================================================================================================================
    Leverage ratio                                  5.00%         8.30%       7.72%       9.13%       8.20%       7.84%
==========================================================================================================================

(1) Common shareholders' equity excludes SFAS No. 115 net unrealized gains (losses) on investment securities classified as available-for-sale in accordance with regulatory capital guidelines.
(2) Regulatory capital guidelines limit inclusion of PMSR in regulatory capital to the lesser of: (a) 90% of fair value or (b) 100% of unamortized book value.
(3) Regulatory capital guidelines relating to the adoption of SFAS No. 109 limits the amount of deferred tax assets dependent on future taxable income or tax planning strategies to the lesser of: (a) the amount that can be realized within one year of the quarter-end report date or (b) 10% of Tier 1 capital.
(4) The allowance for possible credit losses is limited to 1.25% of the total risk-weighted assets and off-balance sheet exposure.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY

The purpose of liquidity management is to ensure sufficient cash flow to meet all financial commitments and enable the Corporation to capitalize on opportunities for business expansion. The parent company manages its liquidity position to provide the cash necessary to service debt, pay dividends and satisfy other operating requirements. The subsidiary bank and subsidiary savings and loan manage liquidity to meet the needs of borrowers and to honor deposit withdrawals. The Corporation is managing the asset/liability process toward a prudent level of liquidity thereby enhancing balance sheet strength. Management believes the Corporation's liquidity position is strong and is adequate to support its various business activities. Please refer to Table 12 for a presentation of the Corporation's and parent company's sources of funds for the most recent five quarters.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
Table 12 Sources of Funds (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------
Michigan National Corporation
Three Months Ended
(in thousands)                    3/31/95              12/31/94             9/30/94              6/30/94             3/31/94
- -----------------------------------------------------------------------------------------------------------------------------------
                                        % of                 % of                  % of                  % of                % of
                                        Total                Total                 Total                 Total               Total
                                        Asset                Asset                 Asset                 Asset               Asset
                            Balance    Funding   Balance    Funding   Balance     Funding    Balance    Funding  Balance    Funding
- ------------------------------------------------------------------------------------------------------------------------------------
Core deposits              $6,413,647      75%  $6,595,427      76%  $6,802,399      74%   $7,338,660      73%  $7,644,987      76%
Discretionary deposits (1)    696,636       8%     695,677       8%     710,550       8%      816,867       8%     858,732       8%
Short-term borrowings         324,416       4%     319,030       4%     401,036       4%      709,301       7%     418,733       4%
Long-term debt                 69,741       1%      69,915       1%      70,779       1%       76,400       1%      76,752       1%
Equity                        819,245       9%     795,017       9%     997,541      11%      891,835       9%     831,553       8%
Other liabilities             221,649       3%     216,903       2%     225,001       2%      203,303       2%     297,918       3%
- ------------------------------------------------------------------------------------------------------------------------------------
   Total                   $8,545,334     100%  $8,691,969     100%  $9,207,306     100%  $10,036,366     100% $10,128,675     100%
====================================================================================================================================

Parent Company:
(in millions)
  Subsidiaries' retained
  earnings available for
  dividends (2)                   $43                  $14                  $30                  $65                  $45
====================================================================================================================================

(1) Discretionary deposits consist of time deposits > $100,000 plus all brokered deposits.
(2) Retained earnings available for dividends is calculated based on current year-to-date net income plus two years prior income less certain adjustments.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)




PART 1 -  REGULATION S-K ITEM 601 -- EXHIBITS

Item 6(a):

(11)  Statement regarding computation of earnings per common share

(27)  Financial Data Schedule

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                       (UNAUDITED)


PART II.  OTHER INFORMATION


Item 1. - Legal Proceedings

     See Note I. of the Notes to Consolidated Financial Statements and Note V. of the 1994 Form 10-K


Item 6.(b) - Reports on Form 8-K

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




                         MICHIGAN NATIONAL CORPORATION
                         (Registrant)




May 12, 1995                  /s/ Joseph J. Whiteside
                              _____________________________
                              Joseph J. Whiteside
                              Executive Vice President
                              (Chief Financial Officer)



May 12, 1995                  /s/ Robert V. Panizzi
                              _____________________________
                              Robert V. Panizzi
                              First Vice President and Controller
                              (Chief Accounting Officer)

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES                      (UNAUDITED)




INDEX TO EXHIBITS


(11)   Statement regarding computation of earnings per common share

(27)   Financial Data Schedule