Form 10-Q
period 1995-06-30
MICHIGAN NATIONAL CORP
filed 1995-08-11
CIK 65660

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C., 20549

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 1995

                                      OR

( ) Transition Report Pursuant to Secion 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________  to  ________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Secion 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No


Common Stock outstanding at July 31, 1995 - 14,007,793 shares

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q
                                    INDEX



PART I. FINANCIAL INFORMATION (Unaudited)

     Item 1. Financial Statements
  Consolidated Statement of Income:
    Three Months Ended June 30, 1995 and 1994                               1
    Six Months Ended June 30, 1995 and 1994                                 3

  Consolidated Statement of Condition:
    June 30, 1995 and December 31, 1994                                     5

  Consolidated Statement of Changes in Shareholder's Equity:
    Six Months Ended June 30, 1995 and 1994                                 7

  Consolidated Statement of Cash Flows:
    Six Months Ended June 30, 1995 and 1994                                 8

  Notes to Consolidated Financial Statements                               10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                22

Part I  Exhibits                                                           60

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                               61

Item 4.    Results of Votes of Security Holders                            61

Signatures                                                                 62

Michigan National Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

- -------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                 Increase
                                                                    June 30                        (Decrease)
(in thousands)                                                 1995             1994
- -------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Federal funds sold and resale agreements                     $3,639             $2,473               $1,166
  Interest-bearing deposits with banks                              1              4,318               (4,317)
  Money market investments                                        207                110                   97
  Investment securities available for sale                      3,941              4,336                 (395)
  Investment securities held to maturity                       14,471             18,169               (3,698)
  Trading securities                                              232                964                 (732)
  Loans and lease financing, including related fees           139,619            129,812                9,807
  Note receivable-FDIC                                                             3,818               (3,818)
- -------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST INCOME                                       162,110            164,000               (1,890)

INTEREST EXPENSE
  Money market accounts                                        16,329             14,662                1,667
  Savings deposits                                              5,513              5,864                 (351)
  Time deposits < $100,000                                     33,171             33,604                 (433)
  Time deposits > $100,000                                      7,573              6,485                1,088
  Short-term borrowings                                         5,200              4,225                  975
  Long-term debt                                                1,254              1,567                 (313)
  FDIC assistance                                                                 (3,339)               3,339
- -------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                       69,040             63,068                5,972

  NET INTEREST INCOME                                          93,070            100,932               (7,862)
  Provision for possible credit losses (Note E)                 7,500              6,351                1,149
- -------------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for
   Possible Credit Losses                                      85,570             94,581               (9,011)
- -------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Service charges                                              21,723             31,468               (9,745)
  Trust and investment services income                          4,170              4,472                 (302)
  Mortgage banking gains, net                                     314              4,406               (4,092)
  Other income                                                 13,978             11,547                2,431
- -------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                  40,185             51,893              (11,708)

NON-INTEREST EXPENSE
  Salaries and wages                                           31,056             46,625              (15,569)
  Other employee benefits                                       8,043             13,971               (5,928)
  Net occupancy expense                                         5,288              7,645               (2,357)
  Equipment expense                                             6,839             10,517               (3,678)
  Outside services                                              6,370              8,306               (1,936)
  Defaulted loan expense, net  (Note E)                        (4,855)            (2,813)              (2,042)
  Amortization of purchased mortgage servicing rights                              3,027               (3,027)
  Other expenses                                               20,160             25,883               (5,723)
- -------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                 72,901            113,161              (40,260)
- -------------------------------------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES                                   52,854             33,313               19,541
    Income tax provision (benefit)                             13,228            (29,981)              43,209
- -------------------------------------------------------------------------------------------------------------
  NET INCOME                                                  $39,626            $63,294             ($23,668)
=============================================================================================================

Certain prior period amounts have been reclassified to conform to current period presentation.

The Consolidated Statement of Income is continued on the next page.

Michigan National Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME  (UNAUDITED)  (continued)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended         Increase
                                                                                                    June 30             (Decrease)
(in thousands, except per share amounts)                                                    1995               1994
- -----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share - Primary                                                      $2.84              $4.06         ($1.22)
- -----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share - Fully Diluted                                                $2.84              $4.05         ($1.21)
- -----------------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
     Primary                                                                              14,033             15,584         (1,551)
     Fully diluted                                                                        14,034             15,616         (1,582)
- -----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Common Share                                                   $0.55              $0.50          $0.05
====================================================================================================================================


Michigan National Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------------
                                                                               Six Months  Ended              INCREASE
                                                                                     June 30                 (DECREASE)
(in thousands)                                                             1995                  1994
- -----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Federal funds sold and resale agreements                                $6,420                $7,225            ($805)
  Interest-bearing deposits with banks                                        11                 6,593           (6,582)
  Money market investments                                                   388                   183              205
  Investment securities available for sale                                 8,050                 7,868              182
  Investment securities held to maturity                                  30,734                34,526           (3,792)
  Trading securities                                                         399                 1,973           (1,574)
  Loans and lease financing, including related fees                      275,975               256,342           19,633
  Note receivable-FDIC                                                                           7,707           (7,707)
- -----------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                                321,977               322,417             (440)

INTEREST EXPENSE
  Money market accounts                                                   32,758                28,815            3,943
  Savings deposits                                                        11,078                12,640           (1,562)
  Time deposits < $100,000                                                65,038                68,608           (3,570)
  Time deposits > $100,000                                                15,040                12,677            2,363
  Short-term borrowings                                                    9,842                 6,987            2,855
  Long-term debt                                                           2,771                 3,103             (332)
  FDIC assistance                                                                               (6,625)           6,625
- -----------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                               136,527               126,205           10,322

    NET INTEREST INCOME                                                  185,450               196,212          (10,762)
  Provision for possible credit losses (Note E)                           15,000                12,503            2,497
- -----------------------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision for
      Possible Credit Losses                                             170,450               183,709          (13,259)
- -----------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
  Service charges                                                         41,257                64,298          (23,041)
  Trust and investment services income                                     8,851                 9,552             (701)
  Mortgage banking gains, net                                                491                 9,152           (8,661)
  Investments available-for-sale losses, net                                 (27)                                   (27)
  Other income                                                            24,538                22,409            2,129
- -----------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                             75,110               105,411          (30,301)

NON-INTEREST EXPENSE
  Salaries and wages                                                      61,719                92,732          (31,013)
  Other employee benefits                                                 18,002                29,179          (11,177)
  Net occupancy expense                                                   10,861                15,297           (4,436)
  Equipment expense                                                       14,009                20,836           (6,827)
  Outside services                                                        14,528                16,061           (1,533)
  Defaulted loan expense, net  (Note E)                                   (4,218)               (3,036)          (1,182)
  Amortization of purchased mortgage servicing rights                                            8,413           (8,413)
  Other expenses                                                          38,420                51,617          (13,197)
- -----------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                           153,321               231,099          (77,778)
- -----------------------------------------------------------------------------------------------------------------------

    INCOME BEFORE INCOME TAXES                                            92,239                58,021           34,218
      Income tax provision (benefit)                                      26,933               (23,557)          50,490
- -----------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                           $65,306               $81,578          (16,272)
=======================================================================================================================

The Consolidated Statement of Income is continued on the next page.

Michigan National Corporation and Subsidiaries

          (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended           INCREASE
                                                                                                    June 30             (DECREASE)
(in thousands, except per share amounts)                                                    1995               1994
- -----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share - Primary                                                      $4.68              $5.27         ($0.59)
- -----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share - Fully Diluted                                                $4.68              $5.23         ($0.55)
- -----------------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
     Primary                                                                              14,043             15,474         (1,431)
     Fully diluted                                                                        14,053             15,594         (1,541)
- -----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Common Share                                                   $1.10              $1.00           0.10
===================================================================================================================================

Michigan National Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CONDITION  (UNAUDITED)

- -------------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,          December 31,
(in thousands)                                                                          1995                1994
- -------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks                                                                $558,697          $529,658
  Federal funds sold and resale agreements                                                243,000           350,350
- -------------------------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                                       801,697           880,008

Interest-bearing deposits with banks                                                          210            10,200
Money market investments                                                                   21,984            13,433
Investment securities available-for-sale (amortized cost of $231,599 (Note D)
  Mortgage-backed securities                                                               97,385           104,593
  Government and other securities                                                         137,232           137,223
Investment securities held-to-maturity (fair value of $1,016,946 and $1,094,551 at 6/30/95 and 12/31/94, respectively) (Note D)
  Mortgage-backed securities                                                              567,290           616,284
  Government and other securities                                                         448,567           505,953
Trading securities                                                                         20,517            10,720

Residential mortgages held for sale (Note E)                                                3,835            10,106
Non-performing loans held for sale (Note E)                                                45,153            56,256
Loans and lease financing  (Note E)                                                     5,907,456         5,979,363
- -------------------------------------------------------------------------------------------------------------------------
  Total Loans and Lease Financing                                                       5,956,444         6,045,725
  Unearned income                                                                         (20,134)          (20,024)
  Allowance for possible credit losses (Note E)                                          (170,740)         (164,344)
- -------------------------------------------------------------------------------------------------------------------------
  Net Loans and Lease Financing                                                         5,765,570         5,861,357

Premises and equipment, net                                                               153,171           165,675
Due from customers on acceptances                                                           3,194             1,902
Accrued income receivable                                                                  55,643            56,653
Property from defaulted loans and other real estate owned, net  (Note   E)                 12,671            22,156
Other assets                                                                              234,742           305,812
- -------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                         $8,319,873        $8,691,969
=========================================================================================================================

Certain prior period amounts have been reclassified to conform to current period persentation.

The Consolidated Statement of Condition is continued on the next page.

Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------
                                                                            June 30,       December 31,
(in thousands, except share amounts)                                           1995            1994
- -----------------------------------------------------------------------------------------------------------
Liabilities
  Non-interest bearing demand deposits                                       $1,515,019      $1,549,497
  Interest-bearing deposits:
    Money market accounts                                                     1,682,913       1,865,230
    Savings deposits                                                            935,483         991,983
    Time deposits < $100,000                                                  2,239,792       2,371,487
    Time deposits > $100,000                                                    498,007         512,907
- -----------------------------------------------------------------------------------------------------------
    Total Deposits                                                            6,871,214       7,291,104

Federal funds purchased and repurchase agreements                               184,363         195,585
Other short-term borrowings                                                     153,150         123,445
Customer acceptances outstanding                                                  3,194           1,902
Accrued liabilities                                                             198,812         215,001
Long-term debt                                                                   15,802          69,915
- -----------------------------------------------------------------------------------------------------------
Total Liabilities                                                             7,426,535       7,896,952

Contingencies and Commitments (Notes H and I)

Shareholders' Equity
  Common stock,  $10 par value, authorized  50,000,000 shares                   140,014         132,145
  Surplus                                                                        88,506          51,852
  Retained earnings                                                             675,268         624,761
  Net unrealized gains (losses) on investment
    securities available-for-sale                                                 1,962           1,329
  Note receivable-ESOP                                                          (12,412)        (12,412)
- -----------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                  893,338         795,017
- ------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                               $8,319,873      $8,691,969
===========================================================================================================
  Common stock outstanding                                                   14,001,394      13,214,534
===========================================================================================================

Michigan National Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY   (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Net
                                                                                        unrealized
                                                                                    gains (losses)
                                                                                     on investment
                                                                                        securities         Note
                                           Common                         Retained       available   Receivable
(in thousands)                              Stock         Surplus         Earnings       for sale          ESOP       Total
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                  $151,763       $195,467         $483,572                      ($15,212)        $815,590
  Net income                                                                81,578                                         81,578
  SFAS No. 115 adoption effect                                                             $6,828                           6,828
  Net unrealized losses on securities
    classified as available-for-sale
    (net of tax effect)                                                                    (4,908)                         (4,908)
  Common stock issued, net                   1,169          6,790                                                           7,959
  Cash dividends
    Common stock  ($1.00 per share)                                        (15,212)                                       (15,212)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                    $152,932       $202,257         $549,938         $1,920       ($15,212)        $891,835
- ------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1995                  $132,145        $51,852         $624,761        ($1,329)      ($12,412)        $795,017
  Net income                                                                65,306                                         65,306
  Net unrealized gain on securities
    classified as available-for-sale
    (net of tax effect)                                                                     3,291                           3,291
  Common stock issued, net                   1,234          5,885                                                           7,119
  Common stock issued in connection
    with exercise of equity contracts
    and conversion of subordinated
    debt  (Note G)                           6,635         30,769                                                          37,404
Cash dividends
    Common stock  ($1.10 per share)                                        (14,799)                                       (14,799)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                    $140,014        $88,506         $675,268         $1,962       ($12,412)        $893,338
- ------------------------------------------------------------------------------------------------------------------------------------

Michigan National Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

- --------------------------------------------------------------------------------------------------------
Six Months Ended June 30 (in thousands)                                       1995             1994
- --------------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                                   $65,306          $81,578
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Provision for possible credit losses                                        15,000           12,503
    Depreciation and amortization expense                                       13,182           28,658
    Net amortization associated with investment securities                         261            2,053
    Write-downs of property from defaulted loans                                   513            3,175
    Net deferred income taxes                                                   10,215          (27,294)
    Loss from sale of investment securities available for sale                      27
    Loss (gain) from sale of premises and equipment                              5,210              233
    Loss from extinguishment of subordinated debt                                1,812
    Gain on sale of certain assets and deposits of subsidiary                   (1,000)
    Gain from sale of ATM business                                              (2,500)
    Net gain from sale of property from defaulted loans                        (10,736)          (9,545)
    (Increase) decrease in operating assets:
      Trading account securities                                                (9,797)         (24,892)
      Accrued interest receivable                                                  467           (4,872)
      Residential mortgages held for sale                                        6,271          251,756
      Non-performing loans held for sale                                        11,103
      Pending investment and trading securities sales                           (3,036)         (29,881)
      Capitalized excess service fees                                                            (1,380)
      Other assets                                                              60,706           62,592
    Increase (decrease) in operating liabilities:
      Accrued interest payable                                                   3,307               11
      Pending investment and trading securities purchases                        4,834          (17,029)
      Accrued liabilities                                                      (26,790)         (43,915)
    Other, net                                                                   1,615            1,170
- --------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                               $145,970         $284,921
- --------------------------------------------------------------------------------------------------------
Investing activities
  Payments for:
    Purchase of investment securities available for sale                         ($835)       ($128,695)
    Purchase of investment securities held to maturity                        (480,812)        (496,425)
    Purchase of premises and equipment                                          (6,820)          (7,219)
    Purchase of mortgage servicing rights                                                        (1,764)
    Capital expenditures for property from defaulted loans                        (911)          (1,397)
  Proceeds from:
    Sale of investment securities available for sale                             2,942
    Principal collection of investment securities available for sale            10,115           16,158
    Principal collection of investment securities held to maturity             586,917          338,238
    Principal collection of note receivable - FDIC                                              113,605
    Sale of premises and equipment                                                 311            1,447
    Sale of ATM business                                                         2,500
    Sale of certain assets and deposits of subsidiary                           76,519
    Sale and principal collection of property
      from defaulted loans                                                      30,236           49,020
Net decrease (increase) in:
    Interest-bearing deposits with banks                                         9,990         (319,271)
    Money market investments                                                    (8,551)          (2,221)
    Loans and lease financing                                                  (18,920)          (1,664)
- --------------------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                        $202,681        ($440,188)
- --------------------------------------------------------------------------------------------------------

The Consolidated Statement of Cash Flows is continued on the next page.

Michigan National Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS  (UNAUDITED)  (continued)

- -----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30 (in thousands)                                                                 1995             1994
- -----------------------------------------------------------------------------------------------------------------------------------
Financing activities
  Payments for:
     Long-term debt                                                                                          ($266)           ($750)
     Common stock dividends                                                                                (14,799)         (15,212)
     Extinguishment of subordinated debt                                                                   (34,664)
  Proceeds from issuance of:
     Common stock  - stock options                                                                           7,119            7,959
     Common stock  - equity contracts                                                                       17,055
  Net (decrease) increase in:
      Deposits                                                                                            (419,890)        (569,552)
      Short-term borrowings                                                                                 18,483          416,008
- -----------------------------------------------------------------------------------------------------------------------------------
        Net cash used by financing activities                                                            ($426,962)       ($161,547)
- -----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                                 ($78,311)       ($316,814)
Cash and cash equivalents at beginning of year                                                             880,008        1,001,080
- -----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                                                      $801,697         $684,266
===================================================================================================================================
Supplemental disclosures of cash flow information:
a.)  Cash transactions:
      Interest paid                                                                                       $133,220         $126,195
      Federal income taxes paid (net of refunds)                                                            (8,472)          13,194
      State taxes paid (net of refunds)                                                                        195              187
      FDIC tax sharing payment                                                                               1,862            5,604
b.)  Non-cash transactions in loans and lease financing:
       Transfer from loans to property from defaulted loans                                                 10,716            9,071
       Loans originated to finance sales of property from defaulted loans                                      570            7,982
       Transfer to loans from other assets                                                                                       84
c.)  Non-cash transactions in investment securities:
       Transfers into investment securities available-for-sale                                                              147,160
d.)  Non-cash transactions in shareholders' equity:
       Conversion of debentures to equity                                                                   20,349
- -----------------------------------------------------------------------------------------------------------------------------------

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the consolidated operating results of the Corporation for the three and six months ended June 30, 1995 and 1994, its financial position at June 30, 1995, and December 31, 1994, and cash flows for the six months ended June 30, 1995, and 1994. Certain prior period amounts were reclassified to conform with the current period presentation. The operating results for the three and six months ended June 30, 1995, are not necessarily indicative of operating results to be expected for the year ending December 31, 1995.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES   (UNAUDITED)

                         NOTES TO FINANCIAL STATEMENTS

B. AGREEMENT AND PLAN OF MERGER


On February 4, 1995, the Corporation executed an Agreement and Plan of Merger by and among National Australia Bank Limited A.C.N. 004044937, a banking corporation organized under the laws of Australia (the "National"), MNC Acquisition Co., a Michigan corporation and wholly owned subsidiary of the National ("Acquisition"), and the Corporation (the "Merger Agreement"). The Merger Agreement provides that (i) Acquisition will be merged with and into the Corporation (the "Merger"), with the Corporation continuing as the surviving corporation; (ii) the Corporation will thereupon become a wholly owned subsidiary of the National; and (iii) each outstanding share of common stock, par value $10 per share, of the Corporation (the "Common Stock") (other than certain shares owned by the Corporation, the National, or their respective subsidiaries, which will be canceled) will be converted, upon the effectiveness of the Merger, into the right to receive $110 in cash, without interest. The transaction was voted upon and approved by the Corporation's shareholders at a special meeting on June 2, 1995. The merger is subject to approval by various regulatory agencies and is expected to be completed by the end of 1995.

Cancellation and Purchase of Employee Stock Options

Subject to the requisite regulatory approvals, the Merger Agreement requires that the Corporation purchase all outstanding common stock options granted under the Corporation's employee stock option plan. The amount of the purchase would equal the excess of $110 over the exercise price per option, multiplied by the number of stock options outstanding. In the event of the Corporation's compliance with this provision, based upon the number of stock options outstanding at June 30, 1995, pre-tax compensation expense of approximately $17.4 million would be recognized in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees."

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES   (UNAUDITED)

                         NOTES TO FINANCIAL STATEMENTS

C.   SALES

The Corporation entered into a definitive agreement on December 6, 1994, to sell approximately $194 million of deposit liabilities of IOBOC to Glendale Federal Bank (Glendale). Glendale assumed the lease obligations of four branch offices and purchased the related leasehold improvements and other furniture and equipment at book value. The transaction closed May 15, 1995.

On January 20, 1995, the Corporation entered into a definitive agreement to sell substantially all of the assets (approximately $72 million) and liabilities (approximately $35 million) of the Corporate and Private Banking divisions of IOBOC to Southern California Bank of Anaheim, California. The transaction closed May 1, 1995.

These two sales resulted in a combined pre-tax gain of approximately $1.0 million.


On April 10, 1995, the Corporation sold third-party ATM processing contracts to Magic Line, Inc. The Corporation realized a pre-tax gain of approximately $2.5 million on the transaction.




D.   INVESTMENT SECURITIES

There were no sales of securities during the second quarter 1995. For the six months ended June 30, 1995, gross losses of thirty-seven thousand dollars were realized from sales of securities classified as available for sale and no gains were realized. There were no sales of securities during the second quarter and six months ended June 30, 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries
- --------------------------------------------------------------------------------
D. Investment Securities (Unaudited)  (continued)
- --------------------------------------------------------------------------------
The following summarizes the book value, fair value, and gross unrealized gains and losses of investment securities at June 30, 1995 and December 31, 1994.
- --------------------------------------------------------------------------------

(in thousands)                                            06/30/95                                      12/31/94
- ----------------------------------------------------------------------------------------------------------------------------------
                                                       Gross       Gross                              Gross       Gross
                                       Amortized    Unrealized  Unrealized     Fair    Amortized   Unrealized  Unrealized  Fair
                                          Cost        Gains       Losses      Value      Cost        Gains      Losses     Value
- ----------------------------------------------------------------------------------------------------------------------------------
Investment securities
    available-for-sale:
     Mortgage-backed securities           $93,794     $3,591                 $97,385    $103,542    $1,051                $104,593
     U.S. Treasury, Government
       agencies and corporations           99,941                 ($644)      99,297     100,294             ($2,976)       97,318
     Other securities                      37,864         71                  37,935      39,941                 (36)       39,905
- ----------------------------------------------------------------------------------------------------------------------------------
          Total                           231,599      3,662       (644)     234,617     243,777     1,051    (3,012)      241,816
==================================================================================================================================
Investment securities
    held-to-maturity:
     Mortgage-backed securities           567,290      3,811     (4,288)     566,813     616,284       915   (22,058)      595,141
     U.S. Treasury, Government
       agencies and corporations          362,113      1,533       (924)     362,722     404,035              (5,946)      398,089
     State and municipal securities        23,885        866         (8)      24,743      25,234       517        (8)       25,743
     Other securities                      62,569        137        (38)      62,668      76,684              (1,106)       75,578
- ----------------------------------------------------------------------------------------------------------------------------------
          Total                         1,015,857      6,347     (5,258)   1,016,946   1,122,237     1,432   (29,118)    1,094,551
- ----------------------------------------------------------------------------------------------------------------------------------
          Total Securities             $1,247,456    $10,009    ($5,902)  $1,251,563  $1,366,014    $2,483  ($32,130)   $1,336,367
==================================================================================================================================

At June 30, 1995, $453 million of mortgage-backed investment securities held-to-maturity, $46 million of treasury securities held-to-maturity and $21 million of state and municipal securities held-to-maturity were pledged to collateralize deposits of public funds and for other purposes required or permitted by law.
- ------------------------------------------------------------------------------
Interest and dividend income from investment securities for the three and six month periods ended June 30, 1995 and 1994.

- ----------------------------------------------------------------------------------------------------------------------------
                                                                          1995                             1994
- ----------------------------------------------------------------------------------------------------------------------------

                                                             3 Months               6 Months    3 Months            6 Months
                                                             --------               --------    --------            --------
Investment securities available-for-sale:
   Mortgage-backed securities                                 $2,117                  $4,342      $2,670              $5,714
   U.S. Treasury, Government agencies
     and corporations                                          1,166                   2,334       1,215               1,702
   Other securities                                              658                   1,374         451                 452
- ----------------------------------------------------------------------------------------------------------------------------
  Total investment securities available-for-sale              $3,941                  $8,050      $4,336              $7,868
============================================================================================================================
Investment securities held-to-maturity:
   Mortgage-backed securities                                 $8,533                 $17,529     $10,863             $22,541
   U.S. Treasury, Government agencies
     and corporations                                          4,328                  10,037       6,176              10,044
   State and municipal securities                                378                     765         558               1,136
   Other securities                                            1,232                   2,403         572                 805
- ----------------------------------------------------------------------------------------------------------------------------
  Total investment securities held-to-maturity               $14,471                 $30,734     $18,169             $34,526
============================================================================================================================

Income from Other securities available-for-sale includes dividends of $658 thousand and $451 thousand for the three months ended June 30, 1995 and 1994, respectively and $1,374 thousand and $634 thousand for the six months ended June 30, 1995 and 1994, respectively.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES   (UNAUDITED)

                         NOTES TO FINANCIAL STATEMENTS

E. LOANS AND LEASE FINANCING

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," in January, 1995. Accordingly, loans are classified as impaired when, based on the current information and events, it is probable that the Corporation will be unable to collect all the amounts due under the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 requires that impairment be recognized by adjusting the Allowance for Credit Losses with a corresponding charge to Provision for Credit Losses. However, the adoption of SFAS No. 114 did not result in an adjustment to the Corporation's Allowance for Credit Losses. The method used in recognizing income on impaired loans remains unchanged, a practice allowed by SFAS No. 118.

In addition, the adoption of SFAS No. 114 changed the Corporation's accounting for in-substance-foreclosed (ISF) assets from a classification of property from defaulted loans to Non-performing Loans. SFAS No. 114 amends SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," to clarify that substantive repossession accounting is applicable in circumstances where the debtor surrenders the collateral to the creditor and the creditor receives physical possession of the collateral. Therefore, a loan for which foreclosure is probable, as in the case of ISF assets, should continue to be accounted for as a loan. Accordingly, ISF properties presented in prior year financial statements were reclassified and accounted for as loans for comparative purposes. This resulted in the reclassification of ISF writedowns from Defaulted Loan Expense to charge-offs to the Allowance for Possible Credit Losses (offset by a corresponding increase in the Provision for Possible Credit Losses) and the reclassification of ISF balances from Property from Defaulted Loans to Non-performing Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries


- --------------------------------------------------------------------------------
E.  Loans and Lease Financing  (Unaudited)
- --------------------------------------------------------------------------------
The following summarizes loans and lease financing at June 30, 1995 and
December 31, 1994.
- --------------------------------------------------------------------------------

(In thousands)                                                                   06/30/95           12/31/94
- ---------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural secured by real estate                   $809,709              $867,468
Other commercial, financial & agricultural                                     2,374,418             2,397,375
Commercial real estate-mortgage                                                1,082,927             1,105,007
Non-performing loans held for sale                                                45,153                56,256
Residential real estate mortgages held for sale                                    3,835                10,106
Residential real estate mortgages held for investment                            328,945               332,517
Short-term commercial real estate-construction                                   124,500               126,158
Installment                                                                    1,066,937             1,008,191
Lease financing                                                                  120,020               130,713
SFAS No. 114 adjustment                                                                                 11,934
- ---------------------------------------------------------------------------------------------------------------------
   Total                                                                       5,956,444             6,045,725
Unearned income                                                                  (20,134)              (20,024)
Allowance for possible credit losses                                            (170,740)             (164,344)
- ---------------------------------------------------------------------------------------------------------------------
   Total                                                                      $5,765,570            $5,861,357
=====================================================================================================================


The following is presented in accordance with the requirements of SFAS No. 114 and No. 118.

- -----------------------------------------------------------------------------------------
Impaired Loans
(in thousands)                                                                   06/30/95
- -----------------------------------------------------------------------------------------
Gross recorded investment in impaired loans with related allowance              $127,875
Related allowances for loan losses                                               (23,699)
- -----------------------------------------------------------------------------------------
Net impaired loans with related allowance                                        104,176
Impaired loans with no related allowance                                          45,153
- -----------------------------------------------------------------------------------------
Total net impaired loans                                                        $149,329
=========================================================================================

                                                                           Three Months Ended    Six Months Ended
                                                                              June 30, 1995        June 30, 1995
- ---------------------------------------------------------------------------------------------------------------------
Average impaired loans outstanding                                              $183,016            $207,338
- ---------------------------------------------------------------------------------------------------------------------
Interest income recognized (1)                                                    $2,127              $4,902
- ---------------------------------------------------------------------------------------------------------------------



(1) For the three months and six months ended June 30, 1995, interest income of $98 thousand and $122 thousand, respectively, was recognized using the cash-basis method of accounting while the loans were classified as impaired.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES   (UNAUDITED)

                         NOTES TO FINANCIAL STATEMENTS

F.  RESTRUCTURING CHARGE


As part of the Corporation's strategic restructuring, Project Streamline, a comprehensive program to re-engineer internal operating processes to strengthen the Corporation's financial performance, was initiated in June 1994. The Corporation expects to implement all Project Streamline initiatives by the end of 1995. These initiatives will improve the efficiency and profitability of the business and administrative work processes of all operations of the Corporation's principal bank subsidiary, MNB.

A restructuring charge related to Project Streamline of $37.6 million was recorded in the fourth quarter of 1994. Included in the restructuring charge were:

1. Severance costs of $10.5 million associated with the elimination of approximately 1,000 jobs which will take place throughout 1995. The severance costs include salary and benefits that will continue following termination and the cost of out-placement services that are provided by the Corporation. The positions that will be eliminated have been specifically identified. In addition, all team members corporate wide were notified of the severance benefits they will receive if they are to be terminated under Project Streamline. As of June 30, 1995, $5.9 million of severance costs were paid and charged against this liability.

2. Costs of $13.5 million associated with owned and leased facilities that will be vacated and furniture, equipment and leasehold improvements that will be abandoned or sold as a result of business and process changes under Project Streamline. These costs include the future lease payments of leased facilities that will be vacated, estimated losses from the sale of owned facilities that will be vacated, and estimated losses from the sale or abandonment of furniture, equipment and leasehold improvements that will no longer be utilized in the business operations of the Corporation. The facilities that will be vacated are primarily Michigan office facilities.
   As of June 30, 1995, costs of $1.8 million were charged against the liability. The Corporation has yet to vacate the facilities for which the majority of this reserve was established. The $1.8 million represents the write-off of abandoned equipment, and operating costs of leasehold improvements and lease payments for one vacated facility. The remaining facilities are expected to be vacated during the remainder of 1995 and in 1996.

3. Pension and postretirement curtailment losses of $0.9 million and $3.2 million, respectively. The elimination of approximately 1,000 jobs under Project Streamline will result in a further significant reduction in the number of active plan participants in the Corporation's pension and postretirement benefit plans. Accordingly, a curtailment loss, as defined by SFAS No. 88 and SFAS No. 106, was recognized with an offsetting increase in the Corporation's pension and postretirement accrued liabilities.

4. Outside service fees of $9.5 million, all of which were paid and charged against the liability in the first quarter of 1995.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES   (UNAUDITED)

                         NOTES TO FINANCIAL STATEMENTS

G.   REDEMPTION OF SUBORDINATED DEBENTURES AND CANCELLATION OF EQUITY CONTRACTS

The Corporation redeemed all of its outstanding 8% Redeemable Subordinated Debentures (Debentures) due November 10, 1998 and canceled all of its Equity Contracts as of June 15, 1995 (Redemption Date), in accordance with the terms of the Debentures and Equity Contracts. The outstanding balance of the Debentures was $54.1 million at March 31, 1995, and there were Equity Contracts associated with $37.5 million of the Debentures as of that date. The amount of Equity Contracts canceled at June 15, 1995 was approximately $0.1 million.

The Corporation recognized a loss of $1.8 million on the redemption of Debentures and cancellation of Equity Contracts in accordance with Accounting Principals Board Opinion (APB) No. 26, "Early Extinguishment of Debt," as amended by SFAS No. 76, "Extinguishment of Debt."



H. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to realize profits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------------------------------------------------------
H. Off-balance Sheet Financial Instruments  (Unaudited)
- --------------------------------------------------------------------------------------------------------------------------------
The following summarizes financial instruments with off-balance sheet risk at June 30, 1995 and December 31, 1994.
- --------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Contract or Notional Amount
(in thousands)                                                                                   06/30/95             12/31/94
- --------------------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts
represent credit risk:
- --------------------------------------------------------------------------------------------------------------------------------
Contracts held for purposes other than trading:

        Commitments to extend credit                                                             $2,433,667          $2,847,236
        Standby and other letters of credit                                                         314,037             281,719
        Loans sold with recourse                                                                     94,697              97,511
================================================================================================================================

- --------------------------------------------------------------------------------------------------------------------------------
Financial instruments whose contract or notional
amounts exceed the amount of credit risk:
- --------------------------------------------------------------------------------------------------------------------------------
Contracts held for purposes other than trading:

        Interest rate swap contracts                                                              1,613,085           1,738,038
        Interest rate caps                                                                           40,750              40,750

Customer accommodation contracts held for trading:

       Foreign exchange contracts                                                                     6,700              20,690
================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries


- ----------------------------------------------------------------------------------------------------------------------------------
H. Off-Balance Sheet Financial Instruments (Unaudited)  (continued)
- ----------------------------------------------------------------------------------------------------------------------------------
Off-Balance-Sheet Derivative Financial Instruments
- ----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                        June 30, 1995                  December 31, 1994
- ----------------------------------------------------------------------------------------------------------------------------------
                                                           Notional         End of Period      Notional        End of Period
                                                           Amount           Fair Value          Amount          Fair Value
- --------------------------------------------------------------------------------------------------------------------------------
Contracts held for purposes other than trading:

Interest rate swaps                                       $1,613,085                           $1,738,038
  Carrying amount                                                                $996                                 $669
  Unrealized gross gain                                                         8,851                                2,103
  Unrealized gross loss                                                       (14,297)                             (86,413)
- ----------------------------------------------------------------------------------------------------------------------------------
         Total interest rate swaps                         1,613,085           (4,450)          1,738,038          (83,641)
- ----------------------------------------------------------------------------------------------------------------------------------
Interest rate caps
  Options written                                             20,375                               20,375
    Carrying amount                                                              (122)                                (149)
    Unrealized gross gain
    Unrealized gross loss                                                         (86)                                (462)
- ----------------------------------------------------------------------------------------------------------------------------------
         Sub-total                                            20,375             (208)             20,375             (611)
- ----------------------------------------------------------------------------------------------------------------------------------
Options purchased                                             20,375                               20,375
  Carrying amount                                                                  85                                  103
  Unrealized gross gain                                                            86                                  462
  Unrealized gross loss
- ----------------------------------------------------------------------------------------------------------------------------------
         Sub-total                                            20,375              171              20,375              565
- ----------------------------------------------------------------------------------------------------------------------------------
         Total interest rate caps                             40,750              (37)             40,750              (46)
- ----------------------------------------------------------------------------------------------------------------------------------
Total contracts for purposes other than trading           $1,653,835          ($4,487)         $1,778,788         ($83,687)
==================================================================================================================================
Customer accommodation contracts held for trading :

  Foreign exchange forward contract                           $6,101              $18          $   20,591               $31
  Spot foreign exchange                                          599               (1)                 99
- ----------------------------------------------------------------------------------------------------------------------------------
Total contracts held for trading                              $6,700              $17          $   20,690               $31
==================================================================================================================================



The credit risk associated with interest rate swaps was approximately
$8.9 million as of June 30, 1995. Of this amount approximately $1.1 million is with domestic banks, $1.5 million with foreign banks and $6.3 million with broker dealers.

Customer accommodation swaps totaled $131 million of the $1.6 billion in outstanding notional value of interest rate swaps as of June 30, 1995.

At June 30, 1995 unamortized deferred gains and losses related to interest rate swaps amounted to $1.9 million. The total amount will be fully amortized within one year.

Average fair value for foreign exchange contracts held for trading amounted to $28 thousand as of June 30, 1995. The related net gains totaled $629 thousand for the six months ended June 30, 1995 and were recorded in other non-interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Michigan National Corporation and Subsidiaries

- -------------------------------------------------------------------------------------------------------------
H. Off-Balance Sheet Financial Instruments (Unaudited) (continued)
- -------------------------------------------------------------------------------------------------------------
Interest Rate Swaps - Weighted Average Rate
June 30, 1995 (in thousands)
- -------------------------------------------------------------------------------------------------------------
                                                                                 Weighted Average
                                                                   ------------------------------------------
                                                Notional             Rate            Rate          Months
                                                 Value             Received        Paid (1)     Remaining (2)
- -------------------------------------------------------------------------------------------------------------
Receive fixed rate:
  Non-amortizing swaps                          $1,118,500             6.36%          6.15%            23
  Amortizing swaps                                 494,585             5.33%          6.20%            17
- -------------------------------------------------------------------------------------------------------------
         Total interest rate swaps              $1,613,085             6.05%          6.16%            21
=============================================================================================================

(1) Rate paid on 76% of the outstanding notional value is tied to the three month LIBOR rate and the remainder is primarily tied to the six month LIBOR rate.

(2)  The remaining maturity for non-amortizing swaps range from .18 years to
     5.08 years while that for the amortizing swaps range from .06 years to 8.41 years.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES   (UNAUDITED)

                         NOTES TO FINANCIAL STATEMENTS

I.    LEGAL PROCEEDINGS


In May 1995 a class action lawsuit was initiated by Hellmold Associates Opportunity Fund III, L.P. (Hellmold) against the Corporation, Robert Mylod, Douglas Ebert and the Corporation's Board of Directors in the United States District Court, Southern District of New York (Civil Action File No. 95 CIV
3737) alleging violations of Sections 10b, 14e and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. Based upon the substantial defenses available, it is believed that the ultimate outcome of these claims will not have a material adverse impact on the financial condition of the Corporation.

There have been no material developments in any previously reported legal proceedings brought against the Corporation. Other than that which is stated above, there have been no new material legal proceedings brought against the Corporation during the period January 1, 1995 through July 31, 1995.





J.  INCOME TAXES

The Corporation's projection of its effective income tax rate for 1995 is 29.2% compared to the federal statutory rate of 35%.

During the second quarter, the Corporation and the IRS resolved certain tax matters related to the Corporation's income tax returns for the years 1988 - 1993. Accordingly, the Corporation reversed certain income tax reserves which resulted in a reduction of the Corporation's projected 1995 effective tax rate to 29.2% and which will be reflected in the tax rates of the second, third and fourth quarters of 1995. The effective tax rate for the second quarter includes an adjustment to first quarter 1995 for the decrease in the estimate of the effective tax rate.

Tax exempt income from municipal securities held by MNB and subsidized interest expense on deposits at IOBOC also contributed to the Corporation's effective tax rate being less than the statutory rate.

The Corporation's effective tax rate for 1994, excluding a $41.7 million reduction in tax expense resulting from the Termination Agreement and $40.2 million from tax benefits associated with the IOBOC acquisition, was 28.0%.
For information regarding these one-time tax benefits, refer to Note F and Note W to the consolidated financial statements on pages 100 and 132, respectively, of the 1994 Form 10-K.

The increase in the effective income tax rate from 28.0% for 1994 to 29.2% in 1995 is due to higher projected pre-tax earnings in 1995, lower tax-exempt interest income due to the payoff of the Note Receivable-FDIC on September 30, 1994, and the absence of certain FDIC assistance due to the Termination Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

                                                               1995         1995          1994        1994       1994        1994
- ------------------------------------------------------------------------------------------------------------------------------------
Table 1  Selected Quarterly Financial Information (Unaudited)  Second      First        Fourth        Third       Second     First
                                                               Quarter     Quarter      Quarter       Quarter     Quarter    Quarter
- ------------------------------------------------------------------------------------------------------------------------------------
Operating Results  (in thousands)
Interest income                                               $162,110     $159,868      $155,599    $163,263   $164,000    $158,417
Interest expense                                                69,040       67,487        61,226      63,535     63,068      63,137
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             93,070       92,381        94,373      99,728    100,932      95,280
Provision for possible credit losses (1)                         7,500        7,500        26,918       6,289      6,351       6,152
Non-interest income                                             40,185       34,925        40,575     109,692     51,893      53,518
Non-interest expense (1)                                        72,901       80,420       136,751     109,143    113,161     117,938
- ------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      52,854       39,386       (28,721)     93,988     33,313      24,708
Income tax provision (benefit)                                  13,228       13,706        (8,797)    (16,060)   (29,981)      6,424
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $39,626      $25,680      ($19,924)   $110,048    $63,294     $18,284
====================================================================================================================================
Per Common Share
Net income per common share - primary                            $2.84        $1.86        ($1.33)      $6.99      $4.06       $1.19
Net income per common share - fully diluted                      $2.84        $1.86         (1.33)       6.99       4.05        1.19
Cash dividends declared                                           0.55         0.55          0.50        0.50       0.50        0.50
Book value end-of-period                                         63.77        61.74         60.16       65.14      58.32       54.70
Market value end-of-period                                      106.38       103.75         74.75       76.25      72.00       61.50
Closing market value:  high                                     106.50       104.25         80.56       79.25      79.00       65.25
Closing market value:  low                                      103.88        75.00         73.50       72.25      59.63       55.00
====================================================================================================================================
Selected Period End Balances (in millions)
 Total assets                                                   $8,320       $8,545        $8,692      $9,207    $10,036     $10,129
 Earning assets  (1)                                             7,472        7,659         7,774       8,065      9,119       9,174
 Total loans and lease financing, net of unearned income  (1)    5,936        6,159         6,026       6,193      6,427       6,318
 Non-performing assets                                             113          137           143         195        193         235
 Deposits                                                        6,871        7,110         7,291       7,513      8,156       8,504
 Long-term debt                                                     16           70            70          71         76          77
 Shareholders' equity                                              893          819           795         998        892         832
====================================================================================================================================
Selected Average Balances (in millions)
 Total assets                                                   $8,301       $8,467        $8,703      $9,462     $9,950      $9,973
 Earning assets                                                  7,562        7,642         7,778       8,540      8,996       9,001
 Total loans and lease financing, net of unearned income         6,080        6,065         6,111       6,281      6,280       6,399
 Deposits                                                        6,842        7,063         7,234       7,782      8,392       8,521
 Long-term debt                                                     58           70            70          72         76          77
 Shareholders' equity                                              849          802           970         900        834         817
====================================================================================================================================
Selected Financial Ratios
 Return on average shareholders' equity                          18.66 %     12.80 %        (8.22)%     48.90 %    30.36        8.95
 Return on average total assets                                   1.91         1.21         (0.92)       4.65       2.54        0.73
 Average equity to average total assets                          10.23         9.47         11.14        9.51       8.38        8.19
 Allowance to period-end loans after adoption
   of SFAS No. 114   (1)                                          2.88        2.69           2.73        3.00       2.93        3.08
 Allowance to period-end loans as previously reported                                        2.73        3.01       2.94        3.09
 Non-performing assets to total loans (net of unearned
   income) plus property from defaulted loans, net                1.89         2.22          2.37        3.14       2.98        3.69
 Net interest spread                                              3.95         4.11          4.08        4.06       3.97        3.79
 Net interest margin                                              5.01         5.02          4.94        4.85       4.71        4.50
 Efficiency ratio after adoption of SFAS No. 114   (1)           54.14        62.07         99.48       51.00      71.87       76.86
 Efficiency ratio as previously reported                                                   102.33       51.13      72.09       76.96
 Equity to asset ratio (period end)                              10.74         9.59          9.15       10.83       8.89        8.21
 Leverage ratio                                                   9.83         8.30          7.72        9.13       8.20        7.84
 Tier 1 risk-based capital ratio                                 11.11         9.36          8.88       11.00      10.09        9.85
 Total risk-based capital ratio                                  12.56        11.30         10.82       13.12      12.26       12.03
 Dividend payout ratio                                           19.37        29.57           N/M        7.15      12.32       42.02
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

N/M:  not meaningful

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL REVIEW

Net income for the three months ended June 30, 1995, was $39.6 million, or $2.84 per share, compared to $63.3 million, or $4.06 per share, for the same period in 1994. For the six months ended June 30, 1995, net income was $65.3 million, or $4.68 per share, compared to $81.6 million, or $5.27 per share for the first half of 1994. Included in second quarter 1994 earnings were one-time tax benefits of $40.2 million, or $2.58 per share. These one-time tax benefits were related to the 1988 acquisition of IOBOC.

The strong earnings performance for the first six months of 1995 is attributable to the broad operational and capital restructuring instituted in 1994, particularly Project Streamline. Compared to the second quarter last year, the efficiency ratio improved in the second quarter 1995 to 54.14% from 71.87%.

For the second quarter and first six months of 1995, Net Interest Income on a fully Taxable Equivalent Basis declined $11.2 million and $16.4 million, respectively, from the same periods last year. These decreases were due primarily to lower asset balances attributable to the completion of the disposition of non-Michigan businesses.

Non-performing Assets of $112.5 million at June 30, 1995, decreased from $137.1 million at March 31, 1995. Non-performing Assets as a percent of loans plus REO declined from 2.22% to 1.89% during the quarter; and the Non-performing Loan-to-total loan ratio decreased from 1.84% to 1.68%. Annualized net charge-offs for the quarter were 0.18% of average loans. The Corporation's Allowance for Credit Losses was $170.7 million at June 30, 1995, representing 2.88% of total loans and 171% of Non-performing Loans at June 30, 1995.

As previously announced and disclosed in the 1994 Form 10-K, the Corporation on February 4, 1995, executed an Agreement and Plan of Merger by and among the National, Acquisition, and the Corporation. The Merger Agreement provides that
(i) Acquisition will be merged with and into the Corporation, with the Corporation continuing as the surviving corporation; (ii) the Corporation will thereupon become a wholly owned subsidiary of the National; and (iii) each outstanding share of common stock, par value $10 per share, of the Corporation (other than certain shares owned by the Corporation, the National, or their respective subsidiaries, which will be canceled) will be converted, upon the effectiveness of the Merger, into the right to receive $110 in cash, without interest. The transaction, which is expected to be completed prior to year-end, was approved by the Corporation's shareholders on June 2, 1995, and remains subject to various customary regulatory approvals.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

NET INTEREST INCOME

OVERVIEW


Net Interest Income for the second quarter 1995 decreased $7.9 million and Net Interest Income on a Fully Taxable Equivalent Basis decreased $11.1 million compared to the same period in 1994. For the six months ended June 30, 1995, Net Interest Income decreased $10.8 million and Net Interest Income on a Fully Taxable Equivalent Basis decreased $16.4 million compared to the same period last year. These decreases were due primarily to a lower average balance in interest-earning assets in the three and six month periods ended June 30, 1995.

The Net Interest Rate Spread and Net Interest Margin for the first six months of 1995 remained above five year historical ratios. The Net Interest Rate Spread was flat in the second quarter 1995 compared to the same period last year and the Net Interest Margin increased thirty Basis Points. For the six months ended June 30, 1995, the Net Interest Rate Spread increased sixteen Basis Points and the Net Interest Margin increased forty-two Basis Points over the same period last year. The performance in both periods is primarily the result of assets repricing upward due to six prime interest rate increases since March 24, 1994, and a larger percentage of interest earning assets in the form of higher yielding loans during 1995 than in the prior year. Also, for the six months ended June 30, 1995, interest earning assets repriced upward faster than interest bearing liabilities. Please refer to Tables 2 through 7 for a presentation of various Net Interest Margin related information.


INTEREST RATE RISK MANAGEMENT

The Corporation's Asset/Liability Committee, with the review of the Board of Directors, sets policies regarding the management of the Net Interest Margin and the interest rate risk of the Corporation. Policies implemented by the Asset/Liability Committee utilize both on and off-balance sheet strategies to manage such risk. At June 30, 1995, the Corporation was hedging the interest rate risk associated with a portion of its prime-based, variable-rate commercial loans with approximately $1.6 billion of interest rate swap agreements, including approximately $377 million of indexed amortizing swaps. For transactions involving indexed amortizing swaps, the amortization periods
lengthen as interest rates rise, and shorten as interest rates decline.   At
June 30, 1995, the Corporation estimated that a 100 Basis Point increase in the LIBOR rate would lengthen the amortization period of these swaps and thereby increase the amount of the net settlement payment to the counterparties by approximately $2.0 million for the remainder of the year 1995. In the context of overall asset/liability management, this increase would not necessarily result in an equivalent reduction in Net Interest Income.

The Corporation measures forecasted interest rate risk through the use of an income forecasting simulation model. The model facilitates the forecasting of Net Interest Income under a variety of interest rate scenarios. At June 30, 1995, the Corporation estimated that forecasted annual Net Interest Income would increase $6.1 million for a 100 Basis Point increase in the prime rate. Conversely, forecasted annual Net Interest Income would decrease $7.6 million for a 100 Basis Point decrease in the prime rate.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


BALANCE SHEET COMPOSITION

In the second quarter of 1995 the average balance of total interest-earning assets decreased $1.4 billion, or 16.0%, from the same period in 1994, and the average balance of interest-bearing liabilities decreased $1.2 billion, or 17.3%. During the first six months of 1995 the average balance of total earning assets decreased $1.4 billion, or 15.5%, from the same period last year and interest bearing liabilities decreased $1.2 billion, or 16.3%. In addition, the average balance of non-interest bearing demand deposits decreased $431.5 million in the second quarter and $412.6 million in the first six months of 1995 compared to the same periods in 1994.

EARNING ASSETS
Contributing to the decrease in earning assets in 1995 were the sale of the Corporation's non-Michigan businesses, reductions in the average balance of money market investments, and the payoff of the Note Receivable-FDIC.

The Corporation sold its Texas subsidiaries, Lockwood and First State, and IOMC's non-Michigan loan origination business during the third quarter 1994, its warehouse loan portfolio, operated as FCSI, in December 1994 and other IOBOC loans in May 1995. Refer to Note C on page 93 of the 1994 Form 10-K for additional information on these transactions. For the second quarter 1994, Lockwood and First State had earning assets with an average balance of $527.0 million, including $30.4 million in money market funds, $267.9 million in investments and $228.8 million in loans. The weighted average yield of these assets was 6.76%. For the six months ended June 30, 1994, the Texas subsidiaries had earning assets with an average balance of $533.2 million, yielding 6.75%.

A lower volume of loans originated due to the sale of IOMC's non-Michigan loan origination business contributed to decreases of $434.5 million and $495.4 million in the average balance of residential mortgage loans in the second quarter and first six months of 1995, respectively, when compared to the same periods last year.

The sale of FCSI's warehouse loan portfolio in December 1994 and the sale of other IOBOC loans in May 1995 also contributed to the reduction in the average balance of loans. The average balance of IOBOC loans decreased $125.9 million and $131.0 million in the second quarter and six months ended June 30, 1995, respectively.

The average balance of money market investments was larger in both the second quarter and first six months of 1994 compared to the same periods in 1995 due to availability of excess liquidity resulting from a $114 million principal payment on the Note Receivable-FDIC in January 1994 and proceeds from decreases in certain other earning assets. Money market investments were utilized in December 1994 to fund the repurchase of the Corporation's common stock and Equity Contracts. In addition, the paydown of higher cost funding sources throughout 1994; the decrease in Michigan core deposits during the first six months of 1995; IOBOC's deposit sales in May 1995; and a decrease in non-interest bearing demand deposits due to the sales of non-Michigan business have reduced the amount of excess liquidity available for investment.

The average balance of the Note Receivable-FDIC declined as a result of the payoff of the balance on September 30, 1994, in connection with the Termination Agreement.

Partially offsetting the above decreases in earning assets were increases in installment loans and commercial loans in the Corporation's Michigan business. The average balance of consumer installment loans increased approximately $297 million and $295

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

million in the second quarter and six months ended June 30, 1995, respectively, compared to the same periods last year. The increases were primarily due to a higher volume of indirectly originated loans. The average balance of the commercial loan portfolios increased approximately $259 million and $262 million in the second quarter and six months ended June 30, 1995, respectively, due primarily to broad-based loan growth in the commercial, financial and agricultural loan portfolio.

INTEREST-BEARING LIABILITIES
The average balance of interest-bearing liabilities decreased during the second quarter and first six months of 1995 as a result of the sales of the Texas subsidiaries and IOBOC deposits, the liquidity provided by the decrease in total earning assets, and the current interest rate environment. The Corporation's funding mix shifted slightly year over year as savings and money market accounts decreased as a percentage of total interest-bearing liabilities, while time deposits under $100,000 increased. This is the second consecutive quarter that savings and money market balances decreased as a percentage of total interest bearing liabilities, reversing a two year increasing trend.

The sales of Lockwood and First State resulted in a $407.4 million decrease in the average balance of interest-bearing liabilities in the second quarter of 1995 compared to the same period last year. This decrease includes $98.2 million in savings deposits, $125.6 million in insured money market accounts and $181.0 million in time deposits. During the second quarter of 1994, the weighted average interest rate paid on these liabilities was 3.24%. For the six months ended June 30, 1995, the average balance of total interest bearing liabilities decreased $414.7 million. The weighted average rate paid during the first six months of 1994 was 3.19%.

The average balance of interest-bearing liabilities at IOBOC decreased $324.5 million and $230.6 million in the second quarter and six months ended June 30, 1995, respectively, compared to the same periods last year. The decreases resulted from lower funding needs in light of the sale of the warehouse loan portfolio in December 1994. Also contributing to the decreases were sales of deposits in May 1995.

As mentioned above, the Corporation used some of the liquidity provided by the decrease in interest-earning assets to reduce higher cost discretionary funding sources, primarily time deposits greater than $100,000.

In addition, the interest rate environment has induced some customers to seek higher returns elsewhere (including non-bank financial products), contributing to the decrease in deposits.

Redemption of Subordinated Debentures
The Corporation redeemed all of its outstanding 8% Redeemable Subordinated Debentures as of June 15, 1995. The Debentures had an outstanding balance of $54.1 million at March 31, 1995. Please refer to Note G to the Consolidated Financial Statements for further information.


EFFECT OF BALANCE SHEET COMPOSITION ON NET INTEREST MARGIN
The Net Interest Rate Spread in the second quarter of 1995 was flat compared to that of the same period in 1994 and increased sixteen Basis Points in the six month period ended June 30, 1995. During the second quarter and six months ended June 30, 1995, the Net Interest Margin improved thirty Basis Points and
forty-one Basis Points, respectively, over the same periods last year.   The
increase in the average yield received on interest-earning assets was moderately larger than the increase in the average rate paid on interest-bearing liabilities during the six months ended June 30, 1995, while both rates increased a similar amount

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

during the second quarter 1995. The primary on-balance sheet contributor to these ratios was the change in asset mix resulting from the activity discussed in the Earning Asset section above. Accordingly, the average balance of the higher yielding loan portfolio grew as a percentage of total interest-earning assets while lower yielding money market investments decreased.

The contribution to Net Interest Margin from the investment of non-interest bearing demand deposits was significantly lower during the three and six months ended June 30, 1995 compared to the same periods last year. The lower contribution was due to a decrease in demand deposits resulting from the sale of the Corporation's non-Michigan businesses in the third and fourth quarters of 1994.



INTEREST RATE ENVIRONMENT

On balance, interest rates increased steadily throughout 1994 and the first six months of 1995. In addition, the spread between the prime rate and money market borrowing rates was slightly larger in the first six months of 1995 compared to the same period in 1994 due to increases in the prime interest rate.

As discussed on page 24 of the 1994 Form 10-K, the Corporation utilizes interest rate swap agreements to hedge the interest rate risk associated with a portion of its prime-based, variable rate commercial loans. The hedges, which are designed to stabilize the yield on these loans in the event of movement of the prime interest rate, insulated the Net Interest Margin from most of the volatility associated with the prime/LIBOR increases during 1994 and the first six months of 1995.

Six prime lending rate increases since March 24, 1994, totalling 300 Basis Points pushed the prime rate to 9.00% at June 30, 1995. Increases in the prime lending rate have a positive effect on Net Interest Income because of the Corporation's overall asset sensitive position.

The prime lending rate decreased twenty-five Basis Points to 8.75% on July 7, 1995. Contraction of the spread between prime and money market borrowing rates could have the effect of reducing Net Interest Margin from current levels. Refer to the Interest Rate Risk Management section above for the estimated effects of movements in the prime interest rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

Table 2  Summary of Consolidated Net Interest Income (Fully Taxable Equivalent)    (Unaudited)
Three Months Ended                                  June 30, 1995               March 31, 1995               December 31, 1994
- -----------------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                            Average              Average   Average              Average  Average              Average
(in thousands)                             Balance     Interest   Rate    Balance     Interest   Rate   Balance     Interest   Rate
- -----------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements   $  239,677  $  3,639   6.09%   $  191,208  $  2,781   5.90%  $  277,673  $  3,795   5.42%
Interest-bearing deposits with banks              201         1   2.46%        1,200        11   3.72%      13,341       138   4.10%
Money market funds                             15,323       207   5.42%       13,866       181   5.29%      13,584       157   4.59%
- -----------------------------------------------------------------------------------------------------------------------------------
  Total money market investments              255,201     3,847   6.05%      206,274     2,973   5.85%     304,598     4,090   5.33%

Investment securities available-for-sale
  Investment securities-taxable               234,059     3,941   6.75%      240,710     4,109   6.92%     246,682     4,221   6.79%
Investment securities held-to-maturity
  Investment securities-taxable               951,463    14,093   5.94%    1,094,721    15,877   5.88%   1,061,343    15,163   5.67%
  Investment securities-tax-exempt             24,364       583   9.59%       25,313       584   9.36%      24,539       555   8.97%
Trading securities                             14,303       261   7.32%       10,127       184   7.37%      28,679       604   8.36%
- -----------------------------------------------------------------------------------------------------------------------------------
  Sub-total securities                      1,224,189    18,878   6.19%    1,370,871    20,754   6.14%   1,361,243    20,543   5.99%
  Mark-to-market securities adjustment          2,649                           (156)                          693
- -----------------------------------------------------------------------------------------------------------------------------------
  Total securities                          1,226,838    18,878            1,370,715    20,754           1,361,936    20,543

Loans and lease financing                   6,079,784   140,068   9.24%    6,065,382   136,822   9.15%   6,111,274   131,787   8.56%
Note receivable-FDIC                                                                                                      18
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets             7,561,823   162,793   8.63%    7,642,371   160,549   8.52%   7,777,808   156,438   7.98%

Allowance for possible credit losses         (167,178)                      (166,155)                     (186,449)
Cash and due from banks                       435,345                        472,516                       507,874
Other assets                                  470,919                        518,461                       603,952
- -----------------------------------------------------------------------------------------------------------------------------------
Total assets                               $8,300,909                     $8,467,193                    $8,703,185
===================================================================================================================================
Liabilities
Money market accounts                      $1,733,474  $ 16,329   3.78%   $1,803,962  $ 16,429   3.69%  $1,859,290  $ 14,975   3.20%
Savings deposits                              949,138     5,513   2.33%      969,867     5,565   2.33%   1,014,074     5,028   1.97%
Time deposits < $100,000                    2,274,618    32,448   5.72%    2,383,908    30,293   5.15%   2,366,737    28,218   4.73%
Time deposits > $100,000                      496,888     7,573   6.11%      515,926     7,467   5.87%     521,357     6,868   5.23%
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits           5,454,118    61,863   4.55%    5,673,663    59,754   4.27%   5,761,458    55,089   3.79%

Fed funds purchased and repo agreements       263,264     4,026   6.13%      217,957     3,212   5.98%     158,383     2,127   5.33%
Other short-term borrowings                    80,184     1,174   5.87%      100,840     1,430   5.75%      66,304       831   4.97%
Subordinated notes                             41,997       883   8.44%       53,824     1,151   8.67%      54,291     1,147   8.38%
Long-term debt                                 12,517       281   9.00%       12,517       272   8.81%      12,517       257   8.15%
Capital lease obligations                       3,369        90  10.71%        3,498        94  10.90%       3,628        97  10.61%
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities        5,855,449    68,317   4.68%    6,062,299    65,913   4.41%   6,056,581    59,548   3.90%

Demand deposits                             1,387,534                      1,388,975                     1,472,618
Other liabilities                             208,537                        213,711                       204,335
- -----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                         7,451,520                      7,664,985                     7,733,534
Shareholders' equity                          849,389                        802,208                       969,651
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                     $8,300,909                     $8,467,193                    $8,703,185
===================================================================================================================================
Net interest income (fully taxable
  equivalent basis)                                     $94,476                        $94,636                       $96,890
Tax equivalent adjustment                                 1,406                          2,255                         2,517
- -----------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                 $93,070                        $92,381                       $94,373
===================================================================================================================================
    Net interest rate spread                                      3.95%                          4.11%                         4.08%
===================================================================================================================================
    Net interest margin                                           5.01%                          5.02%                         4.94%
===================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

Table 2   Summary of Consolidated Net Interest Income (Fully Taxable Equivalent)  (Unaudited)
Three Months Ended                                              September 30, 1994                         June 30, 1994
- ----------------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                          Average                     Average       Average                  Average
(in thousands)                                           Balance       Interest       Rate         Balance      Interest      Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                $  163,586     $  1,946        4.72%     $  258,420     $   2,473     3.84%
Interest-bearing deposits with banks                       197,563        2,023        4.06%        462,420         4,318     3.75%
Money market funds                                          14,976          144        3.81%         14,268           110     3.09%
- ----------------------------------------------------------------------------------------------------------------------------------
  Total money market investments                           376,125        4,113        4.34%        735,108         6,901     3.77%

Investment securities available-for-sale
  Investment securities-taxable                            254,373        4,249        6.63%        261,404         4,336     6.65%
Investment securities held-to-maturity
  Investment securities-taxable                          1,175,485       16,630        5.61%      1,243,998        17,611     5.68%
  Investment securities-tax-exempt                          29,122          654        8.91%         36,544           788     8.65%
Trading securities                                          76,118          955        4.98%         86,516         1,048     4.86%
- ----------------------------------------------------------------------------------------------------------------------------------
Sub-total securities                                     1,535,098       22,488        5.81%      1,628,462        23,783     5.86%
Mark-to-market securities adjustment                         3,027                                    3,767
- ----------------------------------------------------------------------------------------------------------------------------------
  Total securities                                       1,538,125       22,488                   1,632,229        23,783

Loans and lease financing                                6,280,715      133,379        8.43%      6,280,037       130,276     8.32%
Note receivable-FDIC                                       345,137        6,211        7.14%        348,930         5,873     6.75%
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                          8,540,102      166,191        7.72%      8,996,304       166,833     7.44%

Allowance for possible credit losses                      (188,542)                                (195,642)
Cash and due from banks                                    510,266                                  535,494
Other assets                                               600,184                                  613,515
- ----------------------------------------------------------------------------------------------------------------------------------
Total assets                                            $9,462,010                               $9,949,671
==================================================================================================================================
Liabilities
Money market accounts                                   $2,001,760     $ 14,267        2.83%     $2,164,867      $ 14,662     2.72%
Savings deposits                                         1,099,672        5,436        1.96%      1,191,567         5,865     1.97%
Time deposits < $100,000                                 2,448,196       27,905        4.52%      2,566,196        28,477     4.45%
Time deposits > $100,000                                   576,990        6,968        4.79%        650,358         6,477     3.99%
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                        6,126,618       54,576        3.53%      6,572,988        55,481     3.39%

Fed funds purchased and repo agreements                    434,680        4,961        4.53%        333,217         3,278     3.95%
Other short-term borrowings                                 74,425          815        4.34%        100,398           947     3.78%
Subordinated notes                                          55,400        1,168        8.36%         57,240         1,199     8.40%
Long-term debt                                              12,972          245        7.49%         15,352           265     6.92%
Capital lease obligations                                    3,755          100       10.57%          3,879           103    10.65%
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                     6,707,850       61,865        3.66%      7,083,074        61,273     3.47%

Demand deposits                                          1,655,294                                1,819,038
Other liabilities                                          198,619                                  213,517
- ----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                      8,561,763                                9,115,629
Shareholders' equity                                       900,247                                  834,042
- ----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $9,462,010                               $9,949,671
==================================================================================================================================
Net interest income (fully taxable equivalent basis)                   $104,326                                  $105,560
Tax equivalent adjustment                                                 4,598                                     4,628
- ----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     $99,728                                  $100,932
==================================================================================================================================
Net interest rate spread                                                               4.06%                                  3.97%
==================================================================================================================================
Net interest margin                                                                    4.85%                                  4.71%
==================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
Table 3 Change in Net Interest Income (Fully Taxable Equivalent)  (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  Change in                Change in                Change in
Quarter-to-Date                                                Average Balance             Interest                Average Rate
(in thousands)                                               06/30/95 vs 03/31/95     06/30/95 vs 03/31/95     06/30/95 vs 03/31/95
- -----------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                                   48,469                    $ 858                     0.19%
Interest-bearing deposits with banks                                         (999)                     (10)                   -1.26%
Money market funds                                                          1,457                       26                     0.13%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                         48,927                      874                     0.20%

Investment securities available-for-sale
  Investment securities-taxable                                           (6,651)                     (168)                   -0.17%
Investment securities held-to-maturity
  Investment securities-taxable                                         (143,258)                   (1,784)                    0.06%
  Investment securities-tax-exempt                                          (949)                       (1)                    0.23%
Trading securities                                                         4,176                        77                    -0.05%
- -----------------------------------------------------------------------------------------------------------------------------------
  Sub-total securities                                                  (146,682)                   (1,876)                    0.05%
Mark-to-market adjustment                                                  2,805
- -----------------------------------------------------------------------------------------------------------------------------------
  Total securities                                                      (143,877)                   (1,876)

Loans and lease financing                                                 14,402                     3,246                     0.09%
Note receivable-FDIC
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                        (80,548)                    2,244                     0.11%

Allowance for possible credit losses                                      (1,023)
Cash and due from banks                                                  (37,171)
Other assets                                                             (47,542)
- -----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                           ($166,284)
===================================================================================================================================
Liabilities
Money market accounts                                                   ($70,488)                    ($100)                    0.09%
Savings deposits                                                         (20,729)                      (52)
Time deposits  <  $100,000                                              (109,290)                    2,155                     0.57%
Time deposits  >  $100,000                                               (19,038)                      106                     0.24%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                     (219,545)                    2,109                     0.28%

Fed funds purchased and repo agreements                                   45,307                       814                     0.15%
Other short-term borrowings                                              (20,656)                     (256)                    0.12%
Subordinated notes                                                       (11,827)                     (268)                   -0.23%
Long-term debt                                                                (0)                        9                     0.19%
Capital lease obligations                                                   (129)                       (4)                   -0.19%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                  (206,850)                    2,404                     0.27%

Demand deposits                                                           (1,441)
Other liabilities                                                         (5,175)
- -----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                   (213,466)
Shareholders' equity                                                      47,181
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             ($166,285)
===================================================================================================================================
    Net interest income (fully taxable equivalent basis)                                             ($160)
    Tax equivalent adjustment                                                                         (849)
- -----------------------------------------------------------------------------------------------------------------------------------
      Net interest income                                                                             $689
===================================================================================================================================
      Net interest rate spread                                                                                                -0.16%
===================================================================================================================================
      Net interest margin                                                                                                     -0.01%
===================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
Table 3 Change in Net Interest Income (Fully Taxable Equivalent)   (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                    Change in                Change in               Change in
                                                                Average Balance             Interest               Average Rate
(in thousands)                                               06/30/95 vs 06/30/94     06/30/95 vs 06/30/94     06/30/95 vs 06/30/94
- -----------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                                 (18,743)                 $  1,166                     2.25%
Interest-bearing deposits with banks                                    (462,219)                   (4,317)                   -1.29%
Money market funds                                                         1,055                        97                     2.33%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                      (479,907)                   (3,054)                    2.28%

Investment securities available-for-sale
  Investment securities-taxable                                          (27,345)                     (395)                    0.10%
Investment securities held-to-maturity
  Investment securities-taxable                                         (292,535)                   (3,518)                    0.26%
  Investment securities-tax-exempt                                       (12,180)                     (205)                    0.94%
Trading securities                                                       (72,213)                     (787)                    2.46%
- -----------------------------------------------------------------------------------------------------------------------------------
  Sub-total securities                                                  (404,273)                   (4,905)                    0.33%
Mark-to-market adjustment                                                 (1,118)
- -----------------------------------------------------------------------------------------------------------------------------------
  Total securities                                                      (405,391)                   (4,905)

Loans and lease financing                                               (200,253)                    9,792                     0.92%
Note receivable-FDIC                                                    (348,930)                   (5,873)                   -6.75%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                     (1,434,481)                   (4,040)                    1.19%

Allowance for possible credit losses                                      28,464
Cash and due from banks                                                 (100,149)
Other assets                                                            (142,596)
- -----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                         ($1,648,762)
===================================================================================================================================
Liabilities
Money market accounts                                                  ($431,393)                   $1,667                     1.06%
Savings deposits                                                        (242,429)                     (352)                    0.36%
Time deposits  <  $100,000                                              (291,578)                    3,971                     1.27%
Time deposits  >  $100,000                                              (153,470)                    1,096                     2.12%
- -----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                                  (1,118,870)                    6,382                     1.16%

Fed funds purchased and repo agreements                                  (69,953)                      748                     2.18%
Other short-term borrowings                                              (20,214)                      227                     2.09%
Subordinated notes                                                       (15,243)                     (316)                    0.04%
Long-term debt                                                            (2,835)                       16                     2.08%
Capital lease obligations                                                   (510)                      (13)                    0.06%
- -----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                                (1,227,625)                    7,044                     1.21%

Demand deposits                                                         (431,504)
Other liabilities                                                         (4,981)
- -----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                 (1,664,110)
Shareholders' equity                                                      15,347
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           ($1,648,763)
===================================================================================================================================
    Net interest income (fully taxable equivalent basis)                                          ($11,084)
    Tax equivalent adjustment                                                                       (3,222)
- -----------------------------------------------------------------------------------------------------------------------------------
      Net interest income                                                                          ($7,862)
===================================================================================================================================
      Net interest rate spread                                                                                                -0.02%
===================================================================================================================================
      Net interest margin                                                                                                      0.30%
===================================================================================================================================




MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -------------------------------------------------------------------------------------------------------------------------------
Table 4  Volume/Rate Analysis (Fully Taxable Equivalent)     (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                              06/30/95 vs 03/31/95
Quarter-to-Date                                                               Change in Interest Due to:
(in thousands)                                             Average Balance         Average Rate         Net Change
- -------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                          $   762                $     96           $    858
Interest-bearing deposits with banks                                   (7)                     (3)               (10)
Money market funds                                                     21                       5                 26
- -------------------------------------------------------------------------------------------------------------------------------
    Total money market investments                                    776                      98                874

Investment securities available-for-sale
  Investment securities-taxable                                       (89)                    (79)              (168)
Investment securities held-to-maturity
  Investment securities-taxable                                    (2,872)                  1,088             (1,784)
  Investment securities-tax-exempt                                    (71)                     70                 (1)
Trading securities                                                     86                      (9)                77
- -------------------------------------------------------------------------------------------------------------------------------
  Sub-total securities                                             (2,946)                  1,070             (1,876)
Mark-to-market adjustment
- -------------------------------------------------------------------------------------------------------------------------------
  Total securities                                                 (2,946)                  1,070             (1,876)

Loans and lease financing                                             633                   2,613              3,246
Note receivable-FDIC
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                  (1,537)                  3,781              2,244

Allowance for possible credit losses
Cash and due from banks
Other assets
- -------------------------------------------------------------------------------------------------------------------------------
Total assets                                                      ($1,537)                 $3,781             $2,244
========================================================================================================================
Liabilities
Money market accounts                                              (1,979)                  1,879              ($100)
Savings deposits                                                      (52)                                       (52)
Time deposits  <  $100,000                                         (7,329)                  9,484              2,155
Time deposits  >  $100,000                                         (1,125)                  1,231                106
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                               (10,485)                 12,594              2,109

Fed funds purchased and repo agreements                               727                      87                814
Other short-term borrowings                                          (452)                    196               (256)
Subordinated notes                                                   (239)                    (29)              (268)
Long-term debt                                                                                  9                  9
Capital lease obligations                                              (2)                     (2)                (4)
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                               (10,451)                 12,855              2,404

Demand deposits
Other liabilities
- -------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                             (10,451)                 12,855              2,404
Shareholders' equity
- -------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                       ($10,451)                $12,855            $ 2,404
========================================================================================================================
    Net interest income (fully taxable equivalent basis)          $ 8,914                 ($9,074)             ($160)
    Tax equivalent adjustment                                                                                   (849)
- -------------------------------------------------------------------------------------------------------------------------------
      Net interest income                                                                                       $689
========================================================================================================================
      Net interest rate spread                                                                                 -0.16%
========================================================================================================================
      Net interest margin                                                                                      -0.01%
========================================================================================================================





MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------------------------------------
Table 4   Volume/Rate Analysis (Fully Taxable Equivalent)   (Unaudited)
- --------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                            06/30/95 vs 06/30/94
                                                                           Change in Interest Due to:
(in thousands)                                          Average Balance       Average Rate          Net Change
- --------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                       ($1,152)             $2,318              $1,166
Interest-bearing deposits with banks                            (3,211)             (1,106)             (4,317)
Money market funds                                                  10                  87                  97
- --------------------------------------------------------------------------------------------------------------
      Total money market investments                            (4,353)              1,299              (3,054)

Investment securities available-for-sale
  Investment securities-taxable                                   (802)                407                (395)
Investment securities held-to-maturity
  Investment securities-taxable                                 (8,360)              4,842              (3,518)
  Investment securities-tax-exempt                                (673)                468                (205)
Trading securities                                              (3,140)              2,353                (787)
- --------------------------------------------------------------------------------------------------------------
  Sub-total securities                                         (12,975)              8,070              (4,905)
Mark-to-market adjustment
- --------------------------------------------------------------------------------------------------------------
  Total securities                                             (12,975)              8,070              (4,905)

Loans and lease financing                                      (23,677)             33,469               9,792
Note receivable-FDIC                                            (5,873)                                 (5,873)
- --------------------------------------------------------------------------------------------------------------
      Total interest-earning assets                            (46,878)             42,838              (4,040)

Allowance for possible credit losses
Cash and due from banks
Other assets
- --------------------------------------------------------------------------------------------------------------
Total assets                                                  ($46,878)            $42,838             ($4,040)
==============================================================================================================
Liabilities
Money market accounts                                         ($14,961)            $16,628              $1,667
Savings deposits                                                (4,705)              4,353                (352)
Time deposits < $100,000                                       (17,434)             21,405               3,971
Time deposits > $100,000                                        (8,146)              9,242               1,096
- --------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits                              (45,246)             51,628               6,382

Fed funds purchased and repo agreements                         (3,799)              4,547                 748
Other short-term borrowings                                     (1,060)              1,287                 227
Subordinated notes                                                (356)                 40                (316)
Long-term debt                                                    (237)                253                  16
Capital lease obligations                                          (17)                  4                 (13)
- --------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                           (50,715)             57,759               7,044

Demand deposits
Other liabilities
- --------------------------------------------------------------------------------------------------------------
  Total liabilities                                            (50,715)             57,759               7,044
Shareholders' equity
- --------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    ($50,715)            $57,759              $7,044
==============================================================================================================
  Net interest income (fully taxable equivalent basis)          $3,837            ($14,921)           ($11,084)
  Tax equivalent adjustment                                                                             (3,222)
- --------------------------------------------------------------------------------------------------------------
   Net interest income                                                                                 ($7,862)
==============================================================================================================
   Net interest rate spread                                                                              -0.02%
==============================================================================================================
   Net interest margin                                                                                    0.30%
==============================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 5  Summary of Consolidated Net Interest Income (Fully Taxable Equivalent) (Unaudited)
Six Months Ended                                                     June 30, 1995                           June 30, 1994
- ----------------------------------------------------------------------------------------------------------------------------------
                                                        Average                      Average     Average                     Average
(in thousands)                                          Balance       Interest        Rate       Balance        Interest      Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreement                  $215,576       $6,420        6.01%       $428,396       $7,225       3.40%
Interest-bearing deposits with banks                          697           11        3.18%        354,792        6,593       3.75%
Money market funds                                         14,599          388        5.36%         12,491          183       2.95%
- ----------------------------------------------------------------------------------------------------------------------------------
  Total money market investments                          230,872        6,819        5.96%        795,679       14,001       3.55%

Investment securities available for sale
  Investment securities-taxable                           237,366        8,050        6.84%        224,208        7,868       7.08%
Investment securities held to maturity
  Investment securities-taxable                         1,034,923       29,970        5.84%      1,159,166       33,389       5.81%
  Investment securities-tax-exempt                         24,836        1,167        9.48%         37,603        1,603       8.60%
Trading securities                                                         445                      89,517        2,171       4.89%
- ----------------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                       1,297,125       39,632        6.16%      1,510,494       45,031       6.01%
  Mark-to-market securities adjustment                      1,254                                    2,322
- ----------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                           1,298,379       39,632                   1,512,816       45,031

Loans and lease financing                               6,072,623      276,889        9.19%      6,339,128      257,223       8.18%
Note receivable-FDIC                                                                               350,812       11,857       6.82%
- ----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                       7,601,874      323,340        8.58%      8,998,435      328,112       7.35%

Allowance for possible credit losses                     (166,669)                                (194,302)
Cash and due from banks                                   453,772                                  523,503
Other assets                                              494,614                                  633,772
- ----------------------------------------------------------------------------------------------------------------------------------
Total assets                                           $8,383,591                               $9,961,408
==================================================================================================================================
Liabilities
Money market accounts                                  $1,768,523      $32,758        3.74%     $2,175,963      $28,815       2.67%
Savings deposits                                          959,445       11,078        2.33%      1,193,205       12,641       2.14%
Time deposits < $100,000                                2,328,961       62,740        5.43%      2,612,290       58,434       4.51%
Time deposits > $100,000                                  506,355       15,040        5.99%        674,526       12,661       3.79%
- ----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                     5,563,284      121,616        4.41%      6,655,984      112,551       3.41%

Federal funds purchased & repurchase agreements           240,736        7,238        6.06%        264,438        4,753       3.62%
Other short-term borrowings                                90,455        2,604        5.81%        121,243        2,234       3.72%
Subordinated notes                                         47,878        2,034        8.57%         57,360        2,399       8.43%
Long-term debt                                             12,517          553        8.91%         15,352          493       6.48%
Capital lease obligations                                   3,433          184       10.81%          3,942          210      10.74%
- ----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                  5,958,303      134,229        4.54%      7,118,319      122,640       3.47%

Demand deposits                                         1,388,250                                1,800,818
Other liabilities                                         211,109                                  216,627
- ----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                   7,557,662                                9,135,764
Shareholders' equity                                      825,929                                  825,644
- ----------------------------------------------------------------------------------------------------------------------------------
Total liabilities & shareholders' equity               $8,383,591                               $9,961,408
==================================================================================================================================
Net interest income (fully taxable equivalent basis)                  $189,111                                 $205,472
Tax equivalent adjustment                                                3,661                                    9,260
- ----------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                               $185,450                                 $196,212
==================================================================================================================================
    Net interest rate spread                                                          4.04%                                   3.88%
==================================================================================================================================
    Net interest margin                                                               5.02%                                   4.60%
==================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------
TABLE 6 Change in Net Interest Income (Fully Taxable Equivalent) (Unaudited)
                                                                    Change in              Change in           Change in
Year-to-Date                                                     Average Balance            Interest           Average Rate
                                                                   06/30/95 vs             06/30/95 vs           06/30/95
(in thousands)                                                      06/30/94                06/30/94             06/30/94
- ------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                            ($212,820)                ($805)                2.61%
Interest-bearing deposits with banks                                 (354,095)               (6,582)               -0.57%
Money market funds                                                      2,108                   205                 2.41%
- ------------------------------------------------------------------------------------------------------------------------
  Total money market investments                                     (564,807)               (7,182)                2.41%

Investment securities available for sale
  Investment securities-taxable                                        13,158                   182                -0.24%
Investment securities held to maturity
  Investment securities-taxable                                      (124,243)               (3,419)                0.03%
  Investment securities-tax-exempt                                    (12,767)                 (436)                0.88%
Trading securities                                                    (89,517)               (1,726)               -4.89%
- ------------------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                                    (213,369)               (5,399)                0.15%
  Mark-to-market securities adjustment                                 (1,068)
- ------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                        (214,437)               (5,399)

Loans and lease financing                                            (266,505)               19,666                 1.01%
Note receivable-FDIC                                                 (350,812)              (11,857)               -6.82%
- ------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                                  (1,396,561)               (4,772)                1.23%

Allowance for possible credit losses                                  $27,633
Cash and due from banks                                               (69,731)
Other assets                                                         (139,158)
- ------------------------------------------------------------------------------------------------------------------------
Total assets                                                      ($1,577,817)
========================================================================================================================
Liabilities
Money market accounts                                               ($407,440)               $3,943                 1.07%
Savings deposits                                                     (233,760)               (1,563)                0.19%
Time deposits < $100,000                                             (283,329)                4,306                 0.92%
Time deposits > $100,000                                             (168,171)                2,379                 2.20%
- ------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                                (1,092,700)                9,065                 1.00%

Federal funds purchased & repurchase agreements                       (23,702)                2,485                 2.44%
Other short-term borrowings                                           (30,788)                  370                 2.09%
Subordinated notes                                                     (9,482)                 (365)                0.14%
Long-term debt                                                         (2,835)                   60                 2.43%
Capital lease obligations                                                (509)                  (26)                0.07%
- ------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                             (1,160,016)               11,589                 1.07%

Demand deposits                                                      (412,568)
Other liabilities                                                      (5,518)
- ------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                              (1,578,102)
Shareholders' equity                                                      285
- ------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        ($1,577,817)
========================================================================================================================
Net interest income (fully taxable equivalent basis)                                       ($16,361)
Tax equivalent adjustment                                                                    (5,599)
- ------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                        ($10,762)
========================================================================================================================
Net interest rate spread                                                                                            0.16%
========================================================================================================================
Net interest margin                                                                                                 0.42%
========================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

TABLE 7 Volume/Rate Analysis (fully taxable equivalent (unaudited)
                                                                         06/30/95 vs 06/30/94
Year-to-Date                                                             Change in Interest Due to:
                                                          Average                Average                 Net
(in thousands)                                            Balance                 Rate                   Change
- -----------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and resale agreements                    ($9,103)               $8,298                   ($805)
Interest-bearing deposits with banks                         (5,711)                 (871)                 (6,582)
Money market funds                                               35                   170                     205
- -----------------------------------------------------------------------------------------------------------------
  Total money market investments                            (14,779)                7,597                  (7,182)

Investment securities available for sale
  Investment securities-taxable                                 798                  (616)                    182
Investment securities held to maturity
  Investment securities-taxable                              (3,926)                  507                  (3,419)
  Investment securities-tax-exempt                             (844)                  408                    (436)
Trading securities                                             (863)                 (863)                 (1,726)
- -----------------------------------------------------------------------------------------------------------------
  Sub-total investment securities                            (4,835)                 (564)                 (5,399)
  Mark-to-market securities adjustment
- -----------------------------------------------------------------------------------------------------------------
  Total investment securities                                (4,835)                 (564)                 (5,399)

Loans and lease financing                                   (27,530)               47,196                  19,666
Note receivable-FDIC                                         (5,928)               (5,929)                (11,857)
- -----------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                           (53,072)               48,300                  (4,772)

Allowance for possible credit losses
Cash and due from banks
Other assets
- -----------------------------------------------------------------------------------------------------------------
Total assets                                               ($53,072)              $48,300                 ($4,772)
=================================================================================================================
Liabilities
Money market accounts                                      ($13,570)              $17,513                  $3,943
Savings deposits                                             (4,196)                2,633                  (1,563)
Time deposits < $100,000                                    (15,189)               19,495                   4,306
Time deposits > $100,000                                     (8,200)               10,579                   2,379
- -----------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                         (41,155)               50,220                   9,065

Federal funds purchased & repurchase agreements              (1,222)                3,707                   2,485
Other short-term borrowings                                  (1,462)                1,832                     370
Subordinated notes                                             (477)                  112                    (365)
Long-term debt                                                 (227)                  287                      60
Capital lease obligations                                       (30)                    4                     (26)
- -----------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                      (44,573)               56,162                  11,589

Demand deposits
Other liabilities
- -----------------------------------------------------------------------------------------------------------------
Total liabilities                                           (44,573)               56,162                  11,589
Shareholders' equity
- -----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 ($44,573)              $56,162                 $11,589
=================================================================================================================
Net interest income (fully taxable equivalent basis)                                                     ($16,360)
=================================================================================================================

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LOANS AND LEASE FINANCING PORTFOLIO AND CREDIT RISK ANALYSIS

The Corporation's total loans and lease financing, net of unearned income, at June 30, 1995, decreased $89.4 million, or 1.5%, from December 31, 1994.
Please refer to Table 8 for a presentation of the Corporation's loans and lease financing portfolio for the five most recent quarters, and Tables 8a and 8b, respectively, for a presentation of the Corporation's commercial real estate loans outstanding and commercial, financial and agricultural loans outstanding at June 30, 1995, by geographic area. Refer to page 22 of the 1994 Form 10-K for information on management of credit risk.

The decrease in total loans outstanding was primarily attributable to IOBOC's sale of loans in May 1995. The balance of total loans at IOBOC decreased $98.5 million since December 31, 1994. Also contributing to the decrease in total loans outstanding was a reduction in the balance of the Non-performing Loans held for sale portfolio due to charge-offs, sales, payoffs and principal payments. This portfolio consists of loans that the Corporation has targeted for disposal in 1995.

Partially offsetting the above decreases was an increase in the balance of the installment loan portfolio. An increase in indirect lending was the primary contributor to the growth of the installment loan portfolio.

The level of Watch Credits at June 30, 1995, was $203 million, a decrease of $44 million from their level at December 31, 1994. Watch Credits for the five most recent quarters are presented in Table 8.

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

Non-performing Assets decreased in the three months ended June 30, 1995, due to charge-offs, pay-offs, pay-downs, sales and return of loans to accruing status. Please refer to Table 9 for a presentation of Non-performing Assets for the five most recent quarters and to Table 9a for a presentation of the changes in commercial and commercial real estate Non-performing Assets during the three months ended June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------
Table 8  Loans and Lease Financing Portfolio    (Unaudited)
Balance at:
(in thousands)                                         06/30/95       03/31/95        12/31/94     09/30/94      06/30/94
- ----------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural
   secured by real estate (Table 8a)                       $809,709       $877,008     $867,468    $892,899      $926,081
Other commercial, financial and agricultural (Table 8a)   2,374,418      2,511,468    2,397,375   2,405,015     2,392,341
- ----------------------------------------------------------------------------------------------------------------------------
               Subtotal                                   3,184,127      3,388,476    3,264,843   3,297,914     3,318,422

Commercial real estate-mortgage  (Table 8b)               1,082,927      1,104,603    1,105,007   1,142,931     1,183,585
Non-performing loans held for sale (1)                       45,153         51,827       56,256
Residential real estate-mortgage
  Mortgages held-for-sale                                     3,835          2,173       10,106     108,783       331,300
  Mortgages held-for-investment                             328,945        338,910      332,517     401,402       436,257
- ----------------------------------------------------------------------------------------------------------------------------
               Subtotal                                   1,460,860      1,497,513    1,503,886   1,653,116     1,951,142

Short-term commercial real estate-construction (Table 8b)   124,500        125,010      126,158     145,609       149,843
Installment                                               1,066,937      1,041,781    1,008,191     959,028       870,703
Lease financing                                             120,020        126,315      130,713     145,813       141,855
SFAS No. 114 adjustment                                                                  11,934      16,217        21,250
- ----------------------------------------------------------------------------------------------------------------------------
               Total                                      5,956,444      6,179,095    6,045,725   6,217,697     6,453,215
Unearned income                                             (20,134)       (20,044)     (20,024)    (25,076)      (26,706)
- ----------------------------------------------------------------------------------------------------------------------------
               Total                                     $5,936,310     $6,159,051   $6,025,701  $6,192,621    $6,426,509
- ----------------------------------------------------------------------------------------------------------------------------


============================================================================================================================
Watch Credits (in millions)  (3)                               $203           $257         $247        $319          $351
- ----------------------------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------------
Table 8a.  Commercial, Financial and Agricultural Loans Outstanding at June 30, 1995 (in thousands)  (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                        Other                                 Other
Industry (1)                                             Michigan      Midwest     Northeast      South       States      Total
- -----------------------------------------------------------------------------------------------------------------------------------
Commercial, Financial and Agricultural Loans
       Secured by Real Estate:
  Service                                                 $227,448    $12,178        $8,774       $12,632        $300     $261,332
  Finance, insurance and real estate                       213,698     14,064         3,056         3,357          39      234,214
  Retail Trade                                              96,244        802        35,098         1,969                  134,113
  Manufacturing                                             52,794      2,564                         622       1,111       57,091
  Automotive                                                47,321      1,355                                               48,676
  Wholesale Trade                                           38,833         46                                               38,879
  Transportation / utilities                                15,000        311                                   1,670       16,981
  Other                                                     18,423                                                          18,423
- -----------------------------------------------------------------------------------------------------------------------------------
      Total                                                709,761     31,320        46,928        18,580       3,120      809,709
- -----------------------------------------------------------------------------------------------------------------------------------
Other Commercial, Financial and
      Agricultural Loans:
  Service                                                  454,973     12,210         9,852         8,472       1,122      486,629
  Finance, insurance and real estate                       262,030        946         6,005        22,538      20,698      312,217
  Wholesale Trade                                          283,491     13,480           435            15       9,576      306,997
  Manufacturing                                            256,038     28,549         7,686         9,230         225      301,728
  Transportation / utilities                               293,362      3,900           336         1,333                  298,931
  Automotive                                               267,209      4,960                       1,896                  274,065
  Retail Trade                                             238,402     11,360         4,638         6,787      11,209      272,396
  Other                                                    116,729        164                       3,062       1,500      121,455
- -----------------------------------------------------------------------------------------------------------------------------------
      Total                                              2,172,234     75,569        28,952        53,333      44,330    2,374,418
- -----------------------------------------------------------------------------------------------------------------------------------
Total Commercial, Financial and
    Agricultural Loans Outstanding                      $2,881,995   $106,889       $75,880       $71,913     $47,450   $3,184,127
===================================================================================================================================
Percentage of geographic location to Total                   90.51%      3.36%         2.38%         2.26%       1.49%      100.00%
===================================================================================================================================

(1) The industry categories are internally developed definitions based on the primary markets in which the borrower operates.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 8b. Short-Term Commercial Real Estate - Construction and Commercial Real Estate - Mortgage Loans Outstanding
at June 30, 1995. (in thousands)  (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                              Other                             Other
Collateral Type                                                  Michigan    Midwest    Northeast   South      States      Total
- ----------------------------------------------------------------------------------------------------------------------------------
Short-term Commercial Real Estate-Construction:
  Land development/acquisition                                    $22,704        $56     $1,350    $10,570                $34,680
  Retail                                                           19,766      1,568                                       21,334
  Residential > 4 family                                            9,335                            2,420                 11,755
  Office                                                            1,340                                                   1,340
  Other                                                            52,882                            2,391       $118      55,391
- ----------------------------------------------------------------------------------------------------------------------------------
    Total                                                         106,027      1,624      1,350     15,381        118     124,500
- ----------------------------------------------------------------------------------------------------------------------------------
Commercial Real Estate-Mortgage:
  Retail                                                          224,001      3,443                22,775        705     250,924
  Office                                                          206,048      3,378      5,744      5,266      1,052     221,488
  Residential > 4 family                                          149,153                            3,000     28,446     180,599
  Industrial                                                      107,759      4,593     16,727      1,431      4,180     134,690
  Mobile home parks                                                92,582     11,184                13,291      8,294     125,351
  Hotels                                                           57,294        111      1,071      3,600     33,856      95,932
  Warehouse                                                        21,818      4,098                              464      26,380
  Other                                                            31,535        636                 2,962     12,430      47,563
- ----------------------------------------------------------------------------------------------------------------------------------
    Total                                                         890,190     27,443     23,542     52,325     89,427   1,082,927
- ----------------------------------------------------------------------------------------------------------------------------------
Total Commercial
  Real Estate Loans Outstanding                                  $996,217    $29,067    $24,892    $67,706    $89,545  $1,207,427
==================================================================================================================================
Percentage of geographic location to Total                          82.51%      2.41%      2.06%      5.61%      7.42%     100.00%
==================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------------
Tables 9   Non-performing Assets (Unaudited)
(in thousands)                                                   06/30/95     03/31/95    12/31/94    09/30/94       06/30/94
- -----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans
  Commercial, financial and agricultural secured by real estate   $6,042      $5,617      $5,635       $17,287         $18,875
  Other commercial, financial and agricultural                    25,216      27,615      21,976        27,950          28,168
- -----------------------------------------------------------------------------------------------------------------------------------
        Subtotal                                                  31,258      33,232      27,611        45,237          47,043

  Commercial real estate-mortgage                                  7,259      10,790      10,220        13,863          11,796
  Non-performing loans held-for-sale                              45,153      51,827      56,256
  Residential real estate-mortgage                                 2,017       2,396       2,330        31,166          21,950
- -----------------------------------------------------------------------------------------------------------------------------------
        Subtotal                                                  54,429      65,013      68,806        45,029          33,746

  Short-term commercial real estate-construction                  10,853      11,831       9,696        52,781          52,913
  Installment                                                      2,388       2,190       1,618         1,750           1,771
  Lease financing                                                    927         931         935         1,118
  SFAS No. 114 adjustment (1)                                                             11,934        16,217          21,250
- -----------------------------------------------------------------------------------------------------------------------------------
        Total non-accrual loans  (1)                              99,855     113,197     120,600       162,132         156,723
Renegotiated Loans
  Commercial, financial and agricultural
    secured by real estate                                                                                                  41
  Short-term real estate-construction                                            273         283           283             290
- -----------------------------------------------------------------------------------------------------------------------------------
        Total renegotiated loans                                                 273         283           283             331
- -----------------------------------------------------------------------------------------------------------------------------------
        Total Non-performing Loans (1)                            99,855     113,470     120,883       162,415         157,054
- -----------------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans and other real
  estate owned, net prior to adoption of SFAS No. 114             12,671      23,669      34,090        49,152          56,957
  SFAS No. 114 adjustment (1)                                                            (11,934)      (16,217)        (21,250)
- -----------------------------------------------------------------------------------------------------------------------------------
Property from defaulted loans and
  other real estate owned, net (1)                                12,671      23,669      22,156        32,935          35,707
- -----------------------------------------------------------------------------------------------------------------------------------
        Total Non-performing Assets                             $112,526    $137,139    $143,039      $195,350        $192,761
===================================================================================================================================
Non-performing loans to total loans, net of unearned income
   after adoption of SFAS No. 114  (1)                              1.68%       1.84%       2.01%         2.62%           2.44%
Non-performing loans to total loans, net of unearned
   income, as previously reported                                                           1.81%         2.37%           2.12%
===================================================================================================================================
Allowance for possible credit losses to Non-performing Loans
   after adoption of SFAS No. 114   (1)                              171%        146%        136%          114%            120%
Allowance for possible credit losses to Non-performing Loans,
   as previously reported                                                                    151%          127%            139%
===================================================================================================================================
Non-performing Assets to total loans (net of unearned income)
   plus property from defaulted loans and other real estate
   owned, net                                                       1.89%       2.22%       2.37%         3.14%           2.98%
===================================================================================================================================

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

Loans 90 days or more past due and still accruing at June 30, 1995, March 31, 1995, December 31, 1994, September 30, 1994, and June 30, 1994,
amounted to $20,048, $15,466, $22,466, $94,848, and $99,956. At
June 30, 1995, 75.1% of loans 90 days or more past due and still accruing were insured by the FHA.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
Table 9a. Changes in Commercial and Commercial Real Estate Non-Performing Assets  (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                Short-Term
                                            Commercial          Commercial           Commercial
                                          Real Estate-        Real Estate-        Loans Secured            Other          Total
(in thousands)                                Mortgage        Construction       By Real Estate       Commercial
- ----------------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
 December 31, 1994                           $16,945            $26,906              $9,218            $27,513           $80,582
Activity during 1995:
  Additions                                    5,681              1,084               2,317             14,270            23,352
  Pay-downs                                   (1,709)              (756)               (724)            (7,195)          (10,384)
  Disposition of assets                         (351)           (13,314)             (2,294)              (214)          (16,173)
  Charge-offs                                   (789)              (780)               (624)            (4,273)           (6,466)
  Return to accrual (1)                       (7,882)              (770)               (174)              (853)           (9,679)
  Other (2)                                   (1,030)              (672)                677               (342)           (1,367)
- ----------------------------------------------------------------------------------------------------------------------------------
  Net activity during 1995                    (6,080)           (15,208)               (822)             1,393           (20,717)
- ----------------------------------------------------------------------------------------------------------------------------------
Non-performing Assets at
  June 30, 1995                              $10,865            $11,698              $8,396            $28,906           $59,865
==================================================================================================================================
Percentage of Non-performing Asset category
to Total                                       18.15%             19.54%              14.02%            48.29%               100%
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

Determining the adequacy of the Allowance for Possible Credit Losses involves a disciplined quarterly analysis. The analysis ensures that all relevant factors affecting loan collectability are consistently applied. The analysis of the allowance relies mainly on historical loss ratios, current general economic and industry trends, and the current and projected financial condition of certain individual borrowers and or value of collateral. Specific allocations of the allowance are assigned to individual impaired loans as defined by SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" (refer to Note E to the Consolidated Financial Statements for discussion on adoption of SFAS No.
114). General allocations of the allowance are assigned to the remaining portfolio on the basis of historical loss factors. The historical loss factors are determined on the basis of past charge-off experience identified by portfolio type and, within each portfolio type, identified by risk rating. A migration analysis is utilized to support the calculation of the allowance and evaluate its overall adequacy. Management believes the allowance for possible loan loss at June 30, 1995, is adequate based on the risks identified in the various loan categories.

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

For the three month period ended June 30, 1995, the provision was $7.5 million, an increase of $1.5 million from the same period in 1994. The Allowance for Possible Credit Losses as a percentage of Non-performing Loans improved to 171% at June 30, 1995, from 120% at June 30 last year. The Allowance for Possible Credit Losses as a percentage of total period-end loans decreased to 2.88% at June 30, 1995, from 2.93% at June 30, 1994. This decrease was primarily attributable to the effect of loan charge-offs taken in December 1994 on Non-performing Loans held for sale in connection with the implementation of an accelerated disposition program for specific assets. Refer to page 57 of the 1994 Form 10-K for further information regarding this program.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------
Table 10  Analysis of the Allowance for Possible Credit Losses (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------
(in thousands) Three Months Ended                                   06/30/95  03/31/95  12/31/94  09/30/94 06/30/94
- ----------------------------------------------------------------------------------------------------------------------
Beginning balance                                                   $165,952   $164,344  $185,731  $188,585  $194,521
 Charge-offs
  Commercial, financial and agricultural secured by real-estate                     624     2,238     1,716     7,308
  Other commercial, financial and agricultural                         2,036      2,237     4,929     4,190     3,927
- ----------------------------------------------------------------------------------------------------------------------
          Subtotal                                                     2,036      2,861     7,167     5,906    11,235

Commercial real estate-mortgage                                          394        395       756        40        40
Non-performing loans held-for-sale                                     3,438      2,000    36,809
Residential real estate-mortgage held-for-investmen                    1,881        215       167       428       493
- ----------------------------------------------------------------------------------------------------------------------
          Subtotal                                                     5,713      2,610    37,732       468       533

Short-term commercial real estate-construction                           350        430
Installment                                                            2,162      2,056     2,060     2,044     1,879
Lease financing                                                                                                    20
SFAS No. 114 adjustment (1)                                                                 3,918       289       351
- ----------------------------------------------------------------------------------------------------------------------
           Total charge-offs                                          10,261      7,957    50,877     8,707    14,018
Recoveries
 Commercial, financial & agricultural secured by re                      528        153       220       102       173
 Other commercial, financial & agricultural                            1,990        565       580       497       744
- ----------------------------------------------------------------------------------------------------------------------
          Subtotal                                                     2,518        718       800       599       917

Commercial real-estate-mortgage                                          214        356       198       124       240
Non-performing loans held-for-sale                                     4,051        445
Residential real estate-mortgage held-for-investment                                 17        40                  39
- ----------------------------------------------------------------------------------------------------------------------
          Subtotal                                                     4,265        818       238       124       279

Short-term commercial real estate-construction                            74                  967       502         9
Installment                                                              692        529       567       632       526
Lease financing                                                                                           2
- ----------------------------------------------------------------------------------------------------------------------
          Total Recoveries                                             7,549      2,065     2,572     1,859     1,731
          Net charge-offs                                              2,712      5,892    48,305     6,848    12,287
Additions:
           Provisions charged to operating expense                     7,500      7,500    23,000     6,000     6,000
              SFAS No. 114 adjustment to provision  (1)                                     3,918       289       351
Less:
 Allowance of subsidiaries sold                                                                       2,295
- ----------------------------------------------------------------------------------------------------------------------
Ending balance                                                      $170,740   $165,952  $164,344  $185,731  $188,585
======================================================================================================================
Allowance for possible credit losses
     to period-end loans (net of unearned income)
     after adoption of SFAS No. 114  (1)                                2.88%     2.69%     2.73%     3.00%    2.93%
Allowance for possible credit losses
to period-end loans (net of unearned income),
as previously reported                                                                      2.73%     3.01%     2.94%
======================================================================================================================
CHARGE-OFF RATIOS
- ----------------------------------------------------------------------------------------------------------------------
Quarter-to-Date                                                     06/30/95   03/31/95  12/31/94  09/30/94  06/30/94
- ----------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average
     loans, (net of unearned income)
     after adoption of SFAS No. 114 (1)                                 0.18%     0.39%     3.15%     0.43%    0.78%
Annualized net charge-offs to average
     loans, (net of unearned income),
     as previously reported                                                                 2.91%     0.42%     0.76%
======================================================================================================================

Year-to-Date                                                                   06/30/95             06/30/94
- ----------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans, net of unearned income,              0.28%     0.47%
     after adoption of SFAS No. 114  (1)
Annualized net charge-offs to average loans, net of unearned income,              0.45%
     as previously reported
======================================================================================================================

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

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

NON-INTEREST INCOME AND NON-INTEREST EXPENSE


Non-interest income for the second quarter and six months ended June 30, 1995 decreased $11.7 million and $30.3 million, respectively, over the same periods in 1994. The decreases were principally the result of the sale of the Corporation's non-Michigan businesses. Non-interest expense for the second quarter and six months ended June 30, 1995 decreased $40.3 million and $77.8 million, respectively, over the same periods in 1994. The sale of non-Michigan businesses and the 1994 operational restructuring, particularly Project Streamline, contributed to the decrease in non-interest expense.

The major components of the Corporation's non-interest income and non-interest expense are presented in Table 11 and Table 12, respectively, for the five most recent quarters, and in Table 13 and Table 14, respectively, for the comparable six month periods. Also, refer to Table 15 and 16, Business Review, for summary financial information regarding the Corporation's principal subsidiaries, including the non-Michigan businesses sold.

The discussion below focuses on the Corporation's remaining businesses.


Non-interest Income
During the second quarter 1995, non-interest income in the Corporation's Michigan business increased approximately $3.6 million compared to the same period last year. The increase was primarily due to a $2.5 million gain on the sale of third-party ATM processing contracts to Magic Line, Inc. Also contributing to the improvement were volume related increases in merchant credit card processing fees and loan service charges.

For the six months ended June 30, 1995, non-interest income increased $1.8 million compared to the same period in 1994. During this period, the above increases were partially offset by lower business account analysis fees. Business account analysis fees decreased as a result of a higher earnings credit on compensating customer account balances due to several prime interest rate increases over the past year.

Non-interest Expense
As mentioned above, the primary contributor to the reduction in non-interest expense in the second quarter and six months ended June 30, 1995, compared to the same periods last year was the operational restructuring that took place in 1994, particularly the initiatives resulting from Project Streamline. Project Streamline and other cost cutting initiatives contributed to reductions in nearly every expense category. However, for the six months ended June 30, 1995, increases occurred in the categories of outside services and other expense. Advisory fees of $2.9 million in the first quarter in connection with merger activity and the 1994 multi-faceted strategic restructuring were the primary contributors to the increase in outside services. The total cost of both of these advisory service contracts is contingent upon future events and may result in an additional accrual in future quarters. Contributing to the increase in other expenses was a $1.8 million loss on the redemption of Debentures and cancellation of Equity Contracts in June 1995. Refer to Note G to the Consolidated Financial Statements for further information on this transaction.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cancellation and Purchase of Employee Stock Options

Subject to the requisite regulatory approvals, the Merger Agreement requires that the Corporation purchase all outstanding common stock options granted under the Corporation's employee stock option plan. The amount of the purchase would equal the excess of $110 over the exercise price per option, multiplied by the number of stock options outstanding. In the event of the Corporation's compliance with this provision, based upon the number of stock options outstanding at June 30, 1995, pre-tax compensation expense of approximately $17.4 million would be recognized in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Refer to Note B to the Consolidated Financial Statements for information on the Merger Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------------------------------
Table 11                               Non-Interest Income (Unaudited)
- ---------------------------------------------------------------------------------------------------------
Three Months Ended
(in thousands)                                        06/30/95   03/31/95    12/31/94  09/30/94  06/30/94
- ---------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                   $14,078    $12,925     $13,777   $13,897   $15,196
Merchant card processing fees                           5,497      4,763       5,407     5,024     4,866
Mortgage servicing fees                                                            8     5,696    10,062
Amortization of capitalized excess service fees                                           -579      -789
Loan service charges                                    2,148      1,846       2,818     2,745     2,133
- ---------------------------------------------------------------------------------------------------------
Service charges                                        21,723     19,534      22,010    26,783    31,468
- ---------------------------------------------------------------------------------------------------------
Trust and investment services income                    4,170      4,681       4,383     4,322     4,472
Mortgage banking gains, net                               314        177         201        22     4,406
Investments securities available-for-sale losses, net                -27         -11       -20
Other gains, net                                                               1,480    67,096
Other Income:
   Trading profits                                        369        306         298       510       210
   Other                                               13,609     10,254      12,214    10,979    11,337
- ---------------------------------------------------------------------------------------------------------
Total other income                                     13,978     10,560      12,512    11,489    11,547
- ---------------------------------------------------------------------------------------------------------
Total Non-Interest Income                             $40,185    $34,925     $40,575  $109,692   $51,893

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------
Table 12  Non-Interest Expense (Unaudited)
- -----------------------------------------------------------------------------------------------------------------
Three Months Ended
(in thousands)                                           06/30/95   03/31/95    12/31/94    09/30/94   06/30/94
- -----------------------------------------------------------------------------------------------------------------
Salaries and wages                                       $31,056     $30,663     $39,676     $42,201    $46,625
Other employee benefits                                    8,043       9,959      11,674      12,103     13,971
Net occupancy                                              5,288       5,573       6,121       6,921      7,645
Equipment                                                  6,839       7,170       8,339       8,567     10,517
Outside services                                           6,370       8,158       7,851       8,732      8,306
Defaulted loan expense, net
  Writedowns and losses from sale (1)                        541          85       5,814       1,974      2,193
  Gains from sale                                        (10,491)       -374      (1,207)       -925     (7,628)
  Other operating expenses, net                            5,095         926       1,826       1,982      2,622
- -----------------------------------------------------------------------------------------------------------------
  Total defaulted loan expense, net (1)                   (4,855)        637       6,433       3,031     (2,813)

Amortization of purchased mortgage servicing rights                                            2,034      3,027
Restructuring charge                                                              37,595
Other Expenses:
  FDIC Insurance                                           4,831       4,606       4,876       5,017      5,384
  Communications                                           1,648       1,558       1,642       1,996      2,287
  Stationery and supplies                                  1,498       1,391       1,768       1,875      2,055
  Advertising                                              1,032         880       1,128       1,792      1,608
  Michigan single business tax                             1,804       2,193       1,129       3,402      1,988
  Postage                                                    931       1,033       1,002       1,141      1,243
  Amortization of goodwill                                    81          81         123       1,244        305
  Uncollected interest on early payoffs of loans serviced                                        400      1,428
  Provision for foreclosure costs on loans serviced                                              750      1,125
  Other                                                    8,335       6,518       7,394       7,937      8,460
- -----------------------------------------------------------------------------------------------------------------
  Other expenses                                          20,160      18,260      19,062      25,554     25,883
- -----------------------------------------------------------------------------------------------------------------
  Total Non-Interest Expense (1)                         $72,901     $80,420    $136,751    $109,143   $113,161
- -----------------------------------------------------------------------------------------------------------------
Net overhead ratio (2)                                      1.73%       2.38%       4.95%      -0.03%      2.72%
- -----------------------------------------------------------------------------------------------------------------
Efficiency ratio, after adoption of SFAS No. 114 (1)(3)    54.14%      62.07%      99.48%     51.00%      71.87%
Efficiency ratio, as previously reported (3)                                      102.33%     51.13%      72.09%
- -----------------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -------------------------------------------------------------------------
Table 13  Non-Interest Income  (Unaudited)
- -------------------------------------------------------------------------
Six Months Ended
(in thousands)                                     06/30/95      06/30/94
- -------------------------------------------------------------------------
Service charges on deposit accounts                  $27,003      $30,309
Merchant card processing fees                         10,260        9,381
Mortgage servicing fees                                            20,803
Amortization of capitalized excess service fees                    (1,845)
Loan service charges                                   3,994        5,650
- -------------------------------------------------------------------------
     Service charges                                  41,257       64,298

Trust and investment services income                   8,851        9,552
Mortgage banking gains, net                              491        9,152
Investments available for sale losses, net               (27)
Other income:
   Trading profits (losses)                              675         (169)
   Other                                              23,863       22,578
- -------------------------------------------------------------------------
   Other income                                       24,538       22,409
- -------------------------------------------------------------------------
   Total Non-Interest Income                         $75,110     $105,411
=========================================================================


MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------
Table 14 Non-Interest Expense       (Unaudited)
- -----------------------------------------------------------------------------------------------
Six Months Ended
(in thousands)                                                            06/30/95    06/30/94
- -----------------------------------------------------------------------------------------------
Salaries and wages                                                          $61,719     $92,732
Other employee benefits                                                      18,002      29,179
Net occupancy                                                                10,861      15,297
Equipment                                                                    14,009      20,836
Outside services                                                             14,528      16,061
Defaulted loan expense, net
  Writedowns and losses from sale (1)                                           626       3,941
  Gains from sale                                                           (10,865)    (10,862)
  Other operating expenses, net                                               6,021       3,885
- -----------------------------------------------------------------------------------------------
  Total defaulted loan expense, net (1)                                      (4,218)     (3,036)

Amortization of purchased mortgage servicing rights                                       8,413

Other Expenses:
   FDIC Insurance                                                             9,437      10,770
   Communications                                                             3,206       4,608
   Stationery and supplies                                                    2,889       4,304
   Advertising                                                                1,912       3,227
   Michigan single business tax                                               3,997       4,169
   Postage                                                                    1,964       2,810
   Amortization of goodwill                                                     162         616
   Uncollected interest on early payoffs of loans serviced                                3,227
   Provision for foreclosure costs on loans serviced                                      2,100
   Other                                                                     14,853      15,786
- -----------------------------------------------------------------------------------------------
     Other expenses                                                          38,420      51,617
- -----------------------------------------------------------------------------------------------
     Total Non-Interest Expense (1)                                        $153,321    $231,099
===============================================================================================
Net overhead ratio (2)                                                         2.06%       2.80%
Efficiency ratio after adoption of SFAS No. 114  (1)  (3)                     58.03%      74.34%
Efficiency ratio as previously reported (3)                                               74.50%
===============================================================================================

(1) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as non-performing loans.
(2) Non-interest expense less non-interest income, annualized, divided by average earning assets.
(3) Non-interest expense divided by the sum of net interest income on a fully taxable basis and non-interest income.
Certain prior period amounts have been reclassified to conform to current period presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- --------------------------------------------------------------------------------------------------------------------------------
Table 15 Business Review (Unaudited)
- --------------------------------------------------------------------------------------------------------------------------------
                                                              MNB
                                                          (excluding IOMC)                  IOMC                   IOBOC   (3)
Three Months Ended June 30 (in thousands)                 1995         1994          1995         1994         1995         1994
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses (2)                 $82,096      $80,240        $398       $3,847      $2,399        $5,071

Non-interest income                                         35,106       33,324         123       15,301       1,057           333
Amortization of capitalized excess service fees                                                     (789)
Amortization of purchased mortgage servicing rights                                               (3,027)
Other non-interest expense (2)                             (66,681)     (77,649)        (25)     (19,091)     (2,341)       (4,441)
                                                        ----------    ---------    --------     --------    --------      --------
Income before taxes                                        $50,521      $35,915        $497      ($3,759)     $1,116          $963
                                                        ==========    ========     ========     ========    ========      ========
At June 30
Total assets                                            $8,067,084   $8,740,647    $146,729     $681,789    $103,587      $645,704
Total liabilities                                       $7,365,726   $8,064,904    $106,288     $658,406     $53,470      $541,024
Total equity                                              $701,358     $675,743     $40,441      $23,383     $50,117      $104,680

Mortgage Servicing Portfolio :
  Originated Servicing                                                                            $3,839
  Purchased Servicing                                                                             $4,764
                                                                                                --------
   Total                                                                                          $8,603
                                                                                                ========

(1)  Amounts include intercompany eliminations
(2) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as Non-performing Loans.
(3) Effective June 30, 1995, IOBOC relocated its home office from Mission Veijo, California to Troy, Michigan and concurrently changed its name to Michigan Bank, Federal Savings Bank.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
Table 15 Business Review  (Unaudited) (Continued)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                Texas Bank         Holding Company and              Consolidated
                                                               Subsidiaries        other operations (1)                MNC
Three Months Ended June 30 (in thousands)                    1995       1994          1995       1994           1995         1994
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses (2)                              $5,494          $676        ($71)      $85,570      $94,581

Non-interest income                                                      1,451         3,899       2,273        40,185       52,682
Amortization of capitalized excess service fees                                                                                (789)
Amortization of purchased mortgage servicing rights                                                                          (3,027)
Other non-interest expense (2)                                          (5,165)       (3,854)     (3,788)      (72,901)    (110,134)
                                                           -------    --------      --------   ---------    ----------  -----------
Income before taxes                                                     $1,780          $721     ($1,586)      $52,854      $33,313
                                                           =======    ========      ========   =========    ==========  ===========
At June 30
Total assets                                                          $573,871        $2,473   ($605,645)   $8,319,873  $10,036,366
Total liabilities                                                     $522,741      ($98,949)  ($642,544)   $7,426,535   $9,144,531
Total equity                                                           $51,130      $101,422     $36,899      $893,338     $891,835



(1)  Amounts include intercompany eliminations
(2) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as Non-performing Loans.
(3) Effective June 30, 1995, IOBOC relocated its home office from Mission Veijo, California to Troy, Michigan and concurrently changed its name to Michigan Bank, Federal Savings Bank.

Michigan National Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS


- ------------------------------------------------------------------------------------------------------------------------
TABLE 16 BUSINESS REVIEW              (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------------------
                                                             MNB
                                                       (excluding IOMC)               IOMC                IOBOC  (3)
Six Months Ended June 30 (in thousands               1995          1994          1995     1994       1995       1994
- ------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses               $162,723      $155,412      $559     $7,057     $6,359     $10,425

Non-interest income                                    67,077        67,985       374      31,916     1,675       1,046
Amortization of capitalized excess service fees                                           (1,845)
Amortization of purchased mortgage servicing rights                                       (8,413)
Other non-interest expense (2)                       (139,673)     (158,092)     (634)   (38,992)    (5,100)     (9,533)
                                                     --------      --------      ----    --------    ------     -------
Income before taxes                                   $90,127       $65,305      $299    ($10,277)   $2,934      $1,938
                                                     ========      ========      ====    ========    ======     =======


(1) Amounts include intercompany eliminations
(2) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as Non-performing Loans.
(3) Effective June 30, 1995, IOBOC relocated its home office from Mission
    Veijo, California to Troy, Michigan and concurrently changed its name to Michigan Bank, Federal Savings Bank.

Michigan National Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS


- -------------------------------------------------------------------------------------------------------------------------
TABLE 16 BUSINESS REVIEW              (UNAUDITED) (CONTINUED)
- -------------------------------------------------------------------------------------------------------------------------
                                                         Texas Bank            Holding Company and      Consolidated
                                                        Subsidiaries           other operations (1)          MNC
Six Months Ended June 30 (in thousands)              1995          1994          1995       1994       1995       1994
- -------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for possible credit losses (2)                       $11,092         $809      ($277)    $170,450    $183,709

Non-interest income                                                2,990        5,984      3,319       75,110     107,256
Amortization of capitalized excess service fees                                                                    (1,845)
Amortization of purchased mortgage servicing rights                                                                (8,413)
Other non-interest expense (2)                                   (10,408)      (7,914)    (5,661)    (153,321)   (222,686)
                                                     --------    -------       ------     ------     --------    --------
Income before taxes                                               $3,674      ($1,121)   ($2,619)     $92,239     $58,021
                                                     ========    =======      =======    =======     ========     =======


(1) Amounts include intercompany eliminations.
(2) As a result of the corporation adopting SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995, certain prior period data related to asset quality has been reclassified for comparative purposes. Specifically, loans that were previously classified as "in-substance foreclosures" and accounted for as property from defaulted loans are now classified and accounted for as Non-performing Loans.
(3) Effective June 30, 1995, IOBOC relocated its home office from Mission
    Veijo, California to Troy, Michigan and concurrently changed its name to Michigan Bank, Federal Savings Bank.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INCOME TAX PROVISION


The Corporation's projection of its effective income tax rate for 1995 is 29.2% compared to the federal statutory rate of 35%.

During the second quarter, the Corporation and the IRS resolved certain tax matters related to the Corporation's income tax returns for the years 1988 - 1993. Accordingly, the Corporation reversed certain income tax reserves which resulted in a reduction of the Corporation's projected 1995 effective tax rate to 29.2% and which will be reflected in the tax rates of the second, third and fourth quarters of 1995. The effective tax rate for the second quarter includes an adjustment to first quarter 1995 for the decrease in the estimate of the effective tax rate.

Tax exempt income from municipal securities held by MNB and subsidized interest expense on deposits at IOBOC also contributed to the Corporation's effective tax rate being less than the statutory rate.

The Corporation's effective tax rate for 1994, excluding a $41.7 million reduction in tax expense resulting from the Termination Agreement and $40.2 million from tax benefits associated with the IOBOC acquisition, was 28.0%.
For information regarding these one-time tax benefits, refer to Note F and Note W to the consolidated financial statements on pages 100 and 132, respectively, of the 1994 Form 10-K.

The increase in the effective income tax rate from 28.0% for 1994 to 29.2% in 1995 is due to higher projected pre-tax earnings in 1995, lower tax-exempt interest income due to the payoff of the Note Receivable-FDIC on September 30, 1994, and the absence of certain FDIC assistance due to the Termination Agreement.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CAPITAL RESOURCES


The capital position of the Corporation continues to be an important factor in developing corporate strategies and achieving established goals. Management reviews the various capital measures weekly and takes appropriate action to ensure that they are within established internal and external guidelines. Management believes the Corporation's capital position, which exceeds guidelines established by industry regulators, is adequate to support its various businesses. The Corporation's risk-based capital position for the five most recent quarters is presented in Table 17.

The Corporation increased the amount of its regular cash dividend during 1995. On January 18, 1995, the Corporation increased the regular quarterly cash dividend on its common stock by 10% from 50 cents ($.50) to 55 cents ($.55) per share, payable February 15, 1995, to shareholders of record as of February 1, 1995. On April 18, 1995, the Corporation declared a regular quarterly cash dividend of 55 cents ($.55) per share on common stock, payable May 15, 1995, to shareholders of record as of May 1, 1995. In addition, on July 10, 1995, the Corporation declared a regular quarterly cash dividend of 55 cents ($.55) per share on common stock, payable August 15, 1995, to shareholders of record as of August 1, 1995.


Redemption of Subordinated Debentures and Cancellation of Equity Contracts
The Corporation redeemed all of its outstanding 8% Redeemable Subordinated Debentures (Debentures) due November 10, 1998 and canceled all of its Equity Contracts as of June 15, 1995 (Redemption Date), in accordance with the terms of the Debentures and Equity Contracts. At March 31, 1995, the outstanding balance of Debentures was $54.1 million and there were Equity Contracts of $37.5 million associated with the Debentures. Equity Contract holders may convert their Equity Contracts into shares of the Corporation's common stock at a purchase price of $56.375 by surrendering the Debentures or, under certain circumstances, payment in cash. Approximately 632 thousand shares of the Corporation's common stock were issued through the exercise of Equity Contracts. On the Redemption Date, all unexercised Equity Contracts were canceled and the holder received a 1.00% cancellation fee. The amount of Equity Contracts canceled at June 15 was approximately $0.1 million.

The conversion of $37.4 million of Equity Contracts had a negligible affect on total risk-based capital. However, it did result in the reclassification of the dollar value of Equity Contracts, previously classified as Tier 2 capital, to common stock which is classified as Tier 1 capital. Please refer to Note G to the Consolidated Financial Statements for further information regarding the redemption of Debentures and cancellation of Equity Contracts.

The Corporation utilized cash on hand to fund the redemption of Debentures. No debt was incurred in connection with this transaction.

In addition, the redemption of the Debentures and conversion of Equity Contracts into common stock did not have a further dilutive effect on earnings per share because the Corporation, as required by APB No. 15, "Earnings Per Share", uses the "if converted method" of calculating common stock equivalents for Equity Contracts. For further information regarding the calculation of earnings per share, please refer to page 89 of the 1994 Form 10-K. The calculation for earnings per share for the three and six months ended June 30, 1995, appears in Part II, item 6 (a), exhibit (11).

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- -----------------------------------------------------------------------------------------------------------------------------------
TABLE 17 Risk-Based Capital (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------

Quarter Ended
(in thousands)                                                    06/30/95    03/31/95      12/31/94      09/30/94         6/30/94
- -----------------------------------------------------------------------------------------------------------------------------------
Tier 1
  Common shareholders' equity   (1)                               $891,376     $817,884      $796,346      $996,382        $889,930
  Intangible assets                                                 (2,292)      (2,446)       (2,600)       (3,245)        (13,430)
  SFAS No. 109 capital limitation  (2)                             (70,311)    (109,903)     (119,587)     (121,310)        (59,584)
- -----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                          $818,773     $705,535      $674,159      $871,827        $816,916
- ------------------------------------------------------------------------------------------------------------------------------------
Tier 2
  Allowance for possible credit losses (3)                         $93,941      $96,419       $97,210      $101,672        $103,042
  Equity commitment note                                            12,412       12,412        12,412        12,412          15,212
  Equity contract note - qualifying subordinated debt                            37,126        37,157        54,587          57,246
- -----------------------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                          $106,353     $145,957      $146,779      $168,671        $175,500
- -----------------------------------------------------------------------------------------------------------------------------------
    Total qualifying capital                                      $925,126     $851,492      $820,938    $1,040,498        $992,416
- -----------------------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                            $6,495,907   $6,744,921    $6,694,329    $6,965,560      $7,088,791
Risk-weighted off-balance sheet exposure                         1,021,703      971,070     1,085,090     1,171,444       1,167,978
- -----------------------------------------------------------------------------------------------------------------------------------
    Less: disallowance for loan loss, intangibles and PMSR         149,402      181,882       189,321       209,210         160,123
===================================================================================================================================
    Total risk-weighted assets and off-balance sheet exposure   $7,368,208   $7,534,109    $7,590,098    $7,927,794      $8,096,646
===================================================================================================================================

                                           Minimum Ratios for
                                        Well-Capitalized Institutions
===================================================================================================================================
    Tier 1 risk-based capital ratio              6.00%               11.11%        9.36%         8.88%        11.00%          10.09%
===================================================================================================================================
    Total risk-based capital ratio              10.00%               12.56%       11.30%        10.82%        13.12%          12.26%
===================================================================================================================================
    Leverage ratio                               5.00%                9.83%        8.30%         7.72%         9.13%           8.20%
===================================================================================================================================

(1) Common shareholders' equity excludes SFAS No. 115 net unrealized gains (losses) on investment securities classified as available-for-sale in accordance with regulatory capital guidelines.
(2) Regulatory capital guidelines relating to the adoption of SFAS No. 109 limits the amount of deferred tax assets dependent on future taxable income or tax planning strategies to the lesser of: (a) the amount that can be realized within one year of the quarter-end report date or (b) 10% of Tier 1 capital.
(3) The allowance for possible credit losses is limited to 1.25% of the total risk-weighted assets and off-balance sheet exposure.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES        (UNAUDITED)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




LIQUIDITY

The purpose of liquidity management is to ensure sufficient cash flow to meet all financial commitments and enable the Corporation to capitalize on opportunities for business expansion. The parent company manages its liquidity position to provide the cash necessary to service debt, pay dividends and satisfy other operating requirements. The subsidiary bank and subsidiary savings and loan manage liquidity to meet the needs of borrowers and to honor deposit withdrawals. The Corporation is managing the asset/liability process toward a prudent level of liquidity thereby enhancing balance sheet strength. Management believes the Corporation's liquidity position is strong and is adequate to support its various business activities. Please refer to Table 18 for a presentation of the Corporation's and parent company's sources of funds for the most recent five quarters.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Michigan National Corporation and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------------
Table 18 Sources of Funds (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------
Michigan National Corporation
Three Months Ended
(in thousands)              06/30/95              03/31/95             12/31/94             09/30/94            06/30/94
- ------------------------------------------------------------------------------------------------------------------------------------
                                       % of                  % of                  % of                  % of               % of
                                       Total                 Total                Total                 Total               Total
                                       Asset                 Asset                Asset                 Asset               Asset
                              Balance  Funding   Balance    Funding   Balance    Funding   Balance     Funding   Balance   Funding
- ------------------------------------------------------------------------------------------------------------------------------------
Core deposits              $6,185,131   75%   $6,413,647     75%    $6,595,427    76%    $6,802,399     74%    $7,338,660    73%
Discretionary deposits (1)    686,083    8%      696,636      8%       695,677     8%       710,550      8%       816,867     8%
Short-term borrowings         337,513    4%      324,416      4%       319,030     4%       401,036      4%       709,301     7%
Long-term debt                 15,802    0%       69,741      1%        69,915     1%        70,779      1%        76,400     1%
Equity                        893,338   11%      819,245      9%       795,017     9%       997,541     11%       891,835     9%
Other liabilities             202,006    2%      221,649      3%       216,903     2%       225,001      2%       203,303     2%
- ------------------------------------------------------------------------------------------------------------------------------------
  Total                    $8,319,873  100%   $8,545,334    100%    $8,691,969   100%    $9,207,306    100%   $10,036,366   100%
====================================================================================================================================

Parent Company:
(in millions)
  Subsidiaries' retained
  earnings available for
  dividends (2)                    $76                $43                     $14                  $30                   $65
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

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES    (UNAUDITED)


PART II.  OTHER INFORMATION


Item 1. - Legal Proceedings

See Note I. of the Notes to Consolidated Financial Statements and Note V. of the 1994 Form 10-K



Item 4. - Results of Votes of Security Holders

At the June 2, 1995, Special Meeting of Shareholders of Michigan National Corporation, shareholders considered and voted upon two proposals. A summary of the proposals and the results of the voting were as follows:

     1) To approve and adopt an Agreement and Plan of Merger, dated as of February 4, 1995, by and among National Australia Bank Limited A.C.N. 004044937, a banking corporation organized under the laws of Australia (the "National"), MNC Acquisition Co., a Michigan Corporation and wholly owned subsidiary of the National ("Acquisition"), and Michigan National Corporation (the "Corporation"). Under the agreement, (i) Acquisition will be merged with and into the Corporation (the "Merger"), with the Corporation continuing as the surviving corporation, (ii) the Corporation will thereupon become a wholly owned subsidiary of the National, and (iii) each outstanding share of Common Stock will be converted into the right to receive $110 in cash, without interest.

This proposal was approved by a vote of shares as follows: 10,330,566 FOR, 179,049 AGAINST and 16,041 ABSTAIN.


     2) To direct the Board of Directors to straightaway sell, exchange or merge Michigan National Corporation on a tax free basis so as to maximize share value of all shareholders.

This proposal was defeated by a vote of shares as follows: 1,424,809 FOR, 8,955,418 AGAINST and 145,429 ABSTAIN.


The Special Meeting of Shareholders was held to consider the above proposals, and not to elect directors. Therefore, the Board of Directors of Michigan National Corporation remains unchanged from that reported in the 1994 Form 10-K.

MICHIGAN NATIONAL CORPORATION AND SUBSIDIARIES (UNAUDITED)

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MICHIGAN NATIONAL CORPORATION
                                    (Registrant)

August 11, 1995                     /s/ Joseph J. Whiteside

                                    ------------------------------------
                                    Joseph J. Whiteside
                                    Executive Vice President
                                    (Chief Financial Officer)


August 11, 1995                     /s/ Robert V. Panizzi

                                    ------------------------------------
                                    Robert V. Panizzi
                                    Senior Vice President and Controller
                                    (Chief Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION
- ------                        -----------

11                         Statement regarding computation of
                           earnings per common share

27                         Financial Data Schedule